Form 10-Q
period 2025-09-30
Apollo Origination II (Levered) Capital Trust
filed 2025-11-12
CIK 2052152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the registrant had 23,467,987 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (Levered) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” and “our” refer to Apollo Origination II (Levered) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $1,263,060 and $0 at September 30, 2025 and December 31, 2024, respectively)	$1,268,508		$-
Cash and cash equivalents	37,766		2
Receivable for investments sold	7,747		-
Due from counterparties	3,417		-
Interest receivable	7,605		-
Other assets	70		-
Total Assets	$1,325,113		$2

Liabilities
Debt (net of deferred financing costs of $4,922 and $0 at September 30, 2025 and December 31, 2024, respectively)	$679,076		$-
Payable for investments purchased	1,763		-
Interest payable	8,067		-
Management fees payable	1,135		-
Performance-based incentive fees payable	2,195		-
Administration fees payable	350		8
Professional fees payable	-		65
Accrued organizational costs	13		15
Other liabilities and accrued expenses	335		-
Total Liabilities	$692,934		$88
Commitments and contingencies (Note 7)
Total Net Assets	$632,179		$(86)

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 23,467,987 and 60 shares issued and outstanding, respectively)	$23		$0*
Capital in excess of par value	588,312		1
Accumulated distributed earnings (losses)	43,844		(87)
Total Net Assets	$632,179		$(86)

Net Asset Value Per Share	$26.94	$	N/A

* Rounded value

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$27,865	$75,185
PIK interest income	917	1,721
Dividend income	285	672
Other income	234	1,182
Total Investment Income	$29,301	$78,760
Expenses
Management fees	$1,135	$2,965
Performance-based incentive fees	2,085	4,881
Interest and other debt expenses	11,787	31,257
Administration fees	182	492
Trustee fees	40	108
Other general and administrative expenses	735	1,552
Organizational fees	130	235
Total Expenses	16,094	41,490
Net Investment Income	$13,207	$37,270
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(180)	$1,208
Foreign currency transactions	1	(18)
Net realized gains (losses)	(179)	1,190
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	5,753	5,448
Foreign currency translations	(20)	22
Net change in unrealized gains (losses)	5,733	5,470
Net Realized and Change in Unrealized Gains (Losses)	$5,554	$6,660
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,761	$43,930

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Operations
Net investment income	$13,207	$37,270
Net realized gains (losses)	(179)	1,190
Net change in unrealized gains (losses)	5,733	5,470
Net Increase (Decrease) in Net Assets Resulting from Operations	$18,761	$43,930

Capital Share Transactions
Net proceeds from the issuance of common shares	$25,000	$588,335
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$25,000	$588,335

Net Assets
Net increase (decrease) in net assets during the period	$43,761	$632,265
Net assets at beginning of period	588,418	(86)
Net Assets at End of Period	$632,179	$632,179

Capital Share Activity
Shares issued during the period	934,579	23,467,987
Shares extinguished during the period	-	(60)
Shares issued and outstanding at beginning of period	22,533,408	60
Shares Issued and Outstanding at End of Period	23,467,987	23,467,987

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands)

Nine Months Ended September 30,
2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$43,930
Net realized (gains) losses	(1,190)
Net change in unrealized (gains) losses	(5,470)
PIK interest capitalized	(1,542)
Purchase of investments	(1,362,240)
Proceeds from sale of investments and principal repayments	101,932
Changes in operating assets and liabilities:
Decrease (increase) in receivable for investments sold	(7,747)
Decrease (increase) in due from counterparties	(3,417)
Decrease (increase) in interest receivable	(7,605)
Decrease (increase) in other assets	(70)
Increase (decrease) in interest payable	8,067
Increase (decrease) in payable for investments purchased	1,763
Increase (decrease) in performance-based incentive fees payable	2,195
Increase (decrease) in administration fees payable	342
Increase (decrease) in professional fees payable	(65)
Increase (decrease) in accrued organizational costs	(2)
Increase (decrease) in management fees payable	1,135
Increase (decrease) in other liabilities and accrued expenses	335
Net Cash Used in/Provided by Operating Activities	$(1,229,649)

Financing Activities
Issuances of debt	$800,998
Payments of debt	(117,000)
Financing costs paid and deferred	(4,922)
Proceeds from extinguishment of common shares	2
Proceeds from issuance of common shares	588,335
Net Cash Used in/Provided by Financing Activities	$1,267,413

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$37,764
Cash, cash equivalents at beginning of period	2
Cash, Cash Equivalents at the End of Period	$37,766

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$23,189

Non-Cash Activity
PIK interest income	$1,721

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	4/28/2032	$47,961	$48,162	$47,841	(8)(11)
					48,162	47,841
Triumph
Titan BW Borrower L.P.
	First Lien Secured Debt - Term Loan	S+238 Cash (includes 2.88% PIK), 0.50% Floor	7/24/2032	21,962	21,692	21,742	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	-	(18)	(19)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(36)	(37)	(8)(11)(14)(15)(17)
					21,638	21,686
			Total Aerospace & Defense		$69,800	$69,528

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	2/13/2032	$22,192	$22,134	$21,975	(8)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	-	(42)	(37)	(8)(14)(15)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	2,338	2,253	2,279	(8)(15)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	-	(21)	(8)(14)(15)(17)
			Total Automobile Components		$24,345	$24,196

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	$27,343	$26,936	$26,933	(8)(11)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	-	(32)	(33)	(8)(11)(14)(15)(17)
			Total Building Products		$26,904	$26,900

Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+625, 1.00% Floor	8/28/2029	$15,805	$15,417	$15,410	(8)(11)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	120	86	85	(8)(11)(15)(17)
			Total Chemicals		$15,503	$15,495

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Commercial Services & Supplies
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	$46,304	$45,445	$45,842	(8)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	-	(86)	(50)	(8)(11)(14)(15)(17)
					45,359	45,792
Heritage Environmental Services
Arcwood Environmental, Inc.
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	11,926	12,032	12,045	(8)(11)
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	4,112	4,092	4,106	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	1,576	1,570	1,576	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	-	(5)	(5)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	-	3	-	(8)(11)(15)(17)
					17,692	17,722
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	8,143	7,934	8,062	(8)(11)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	33,298	32,788	32,965	(7)(11)
					40,722	41,027
			Total Commercial Services & Supplies		$103,773	$104,541

Communications Equipment
CommScope
Commscope, LLC
	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$22,755	$23,329	$23,063	(4)(8)(11)(13)
			Total Communications Equipment		$23,329	$23,063

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	$34,086	$33,943	$34,172	(8)
			Total Construction & Engineering		$33,943	$34,172

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$10,443	$10,279	$10,234	(7)(11)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	298	280	275	(7)(11)(15)(17)
					10,559	10,509
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	28,633	28,235	28,275	(8)(11)
					28,235	28,275
		Total Consumer Staples Distribution & Retail			$38,794	$38,784

Electronic Equipment, Instruments & Components
Wolfspeed
Wolfspeed Inc
	First Lien Secured Debt - Corporate Bond	13.88%	6/23/2030	$14,809	$13,687	$15,818	(4)(13)
		Total Electronic Equipment, Instruments & Components			$13,687	$15,818

Financial Services
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	$18,812	$18,551	$18,671	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	-	(19)	(9)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	156	84	116	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	-	(29)	(16)	(8)(11)(14)(15)(17)
					18,587	18,762
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	12,641	12,654	12,580	(8)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028	5,743	5,592	5,568	(8)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	10/2/2028	-	(5)	(6)	(8)(14)(15)(17)
					18,241	18,142
			Total Financial Services		$36,828	$36,903

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date		Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/30/2032		$13,003	$12,822	$12,906	(8)(11)
	First Lien Secured Debt - Term Loan	C+500, 0.75% Floor	1/30/2032	C$	2,354	1,610	1,691	(3)(9)(11)
	First Lien Secured Debt - Term Loan	T+525, 0.75% Floor	1/30/2032		¥251,727	1,655	1,698	(3)(10)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	1/30/2032		-	(40)	(22)	(8)(11)(14)(15)(17)
						16,047	16,273
Zeus
Zeus Company LLC
	First Lien Secured Debt - Term Loan	S+600 Cash (includes 3.00% PIK), 0.75% Floor	2/28/2031		8,250	8,280	8,229	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		769	786	765	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		-	2	(3)	(8)(11)(14)(15)(17)
						9,068	8,991
		Total Health Care Equipment & Supplies				$25,115	$25,264

Health Care Providers & Services
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031		$39,386	$39,209	$39,780	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031		-	(12)	26	(8)(11)(15)(17)
						39,197	39,806
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+425, 1.00% Floor	4/1/2030		30,879	30,814	30,879	(8)(11)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(7)	-	(8)(11)(15)(17)
						30,807	30,879
One Call Medical
One Call Corporation
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030		30,801	30,343	30,339	(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(32)	(33)	(8)(11)(14)(15)(17)
						30,311	30,306

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Tivity Health
Tivity Health, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	33,915	34,087	33,915	(8)
					34,087	33,915
		Total Health Care Providers & Services			$134,402	$134,906

Health Care Technology
Datavant
CT Technologies Intermediate Holdings
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	$29,111	$28,820	$28,820	(8)(11)
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/1/2031	8,793	8,705	8,705	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	3,769	3,718	3,718	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/30/2031	-	(24)	(25)	(8)(11)(14)(15)(17)
					41,219	41,218
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	3/31/2032	26,933	26,802	27,067	(8)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	-	(15)	20	(8)(11)(15)(17)
					26,787	27,087
			Total Health Care Technology		$68,006	$68,305

Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$28,167	$28,161	$28,026	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+575, 1.00% Floor	3/20/2030	-	11	(21)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	11	(21)	(8)(11)(14)(15)(17)
			Total Household Durables		$28,183	$27,984

Insurance
Higginbotham
HIG Intermediate, Inc.
	Preferred Equity - Cumulative Preferred	Equity	12/10/2124	$34	$33	$34
					33	34

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Higginbotham
Higginbotham Insurance Agency, Inc.
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	11/24/2028	1,956	1,961	1,956	(8)(15)(17)
					1,961	1,956
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	14,853	14,726	14,705	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	540	513	507	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	124	109	107	(8)(11)(15)(17)
					15,348	15,319
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	8/29/2032	18,804	18,618	18,616	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(36)	(36)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	8/29/2032	-	(16)	(16)	(8)(11)(14)(15)(17)
					18,566	18,564
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	26,053	26,090	26,052	(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	-	3	(13)	(8)(11)(14)(15)(17)
					26,093	26,039
			Total Insurance		$62,001	$61,912

IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	$31,863	$31,684	$31,544	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	-	(24)	(23)	(8)(11)(14)(15)(17)
				Total IT Services	$31,660	$31,522

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$21,468	$21,267	$21,468	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	-	(89)	-	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	-	(26)	-	(8)(11)(15)(17)
					21,152	21,468
Curia
Curia Global, Inc.
	First Lien Secured Debt - Term Loan	S+625 Cash (includes 3.25% PIK), 0.00% Floor	12/6/2029	47,449	45,994	46,618	(8)(11)
					45,994	46,618
			Total Life Sciences Tools & Services		$67,146	$68,086

Media
Gannett
Gannett Co., Inc.
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	$10	$13	$12	(11)(13)
					13	12
Gannett
Gannett Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	46,368	45,759	46,146	(4)(8)(11)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	876	837	861	(4)(8)(11)(13)(15)(17)
					46,596	47,007
				Total Media	$46,609	$47,020

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	$31,934	$31,645	$31,695	(8)(11)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	6/27/2029	-	(17)	(15)	(8)(11)(14)(15)(17)
					31,628	31,680

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	5/1/2029	19,782	19,420	19,584	(8)(11)
					19,420	19,584
			Total Personal Care Products		$51,048	$51,263

Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031	$37,927	$37,311	$37,548	(8)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(91)	(58)	(8)(11)(14)(15)(17)
			Total Pharmaceuticals		$37,220	$37,490

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$30,291	$30,385	$30,216	(8)(11)
					30,385	30,216
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Term Loan	S+575, 0.75% Floor	9/12/2032	13,188	13,057	13,056	(8)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/12/2032	-	(12)	(12)	(8)(14)(15)(17)
					13,045	13,044
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Term Loan	S+275 Cash (includes 2.75% PIK), 0.75% Floor	8/22/2031	22,686	22,065	22,460	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	809	797	796	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	275	253	247	(8)(11)(15)(17)
					23,115	23,503
			Total Professional Services		$66,545	$66,762

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	$4,533	$4,528	$4,522	(8)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	10,303	10,290	10,277	(8)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(2)	(4)	(8)(14)(15)(17)
					14,816	14,795
Databricks
Databricks, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031	39,368	39,574	39,762	(8)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/3/2031	-	45	87	(7)(15)(17)
					39,619	39,849
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	25,249	25,387	25,502	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	2,474	2,509	2,538	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	1	-	(8)(11)(15)(17)
					27,897	28,040
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	16,520	16,387	16,520	(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(9)	-	(8)(11)(15)(17)
					16,378	16,520
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	37,598	37,416	37,410	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(36)	(38)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(38)	(25)	(8)(11)(14)(15)(17)
					37,342	37,347

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	40,527	40,151	40,122	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(90)	(99)	(8)(11)(14)(15)(17)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(45)	(50)	(8)(11)(14)(15)(17)
					40,016	39,973
				Total Software	$176,068	$176,523

Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC
	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	$10,639	$10,892	$10,702	(4)(8)
			Total Specialty Retail		$10,892	$10,702

Technology Hardware, Storage & Peripherals
Service Express
Victors Purchaser, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	8/15/2031	$28,331	$28,355	$28,048	(8)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	8/15/2031	1,465	1,471	1,397	(8)(15)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	8/15/2031	-	(5)	(39)	(8)(14)(15)(17)
		Total Technology Hardware, Storage & Peripherals			$29,821	$29,406

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	$11,318	$11,263	$11,431	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(11)	24	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(10)	-	(8)(11)(15)(17)
					11,242	11,455
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	18,204	18,036	18,159	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	3,304	3,242	3,287	(8)(11)(15)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	590	567	584	(8)(11)(15)(17)
					21,845	22,030
			Total Transportation Infrastructure		$33,087	$33,484

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry/Company(12)	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(18)	Fair Value(1)(2)(19)
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$8,437	$8,356	$8,479	(8)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(5)	-	(8)(15)(17)
		Total Wireless Telecommunication Services			$8,351	$8,479

		Total Investments before Cash Equivalents			$1,263,060	$1,268,508
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	$23,347	$23,347	$23,347	(16)

		Total Investments after Cash Equivalents			$1,286,407	$1,291,855

(1) Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (the “Board”) (see Note 2 to the consolidated financial statements).

(2) Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.

(3) Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 17 in the Consolidated Schedule of Investments and Note 7 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.

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

(7) The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.

(8) The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2025 was 3.98%.

(9) The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average (“CORRA”), which as of September 30, 2025 was 2.53%.

(10) The interest rate on these loans is subject to 3 months Tokyo Term Risk Free Rate (“TORF”), which as of September 30, 2025 was 0.58%.

(11) These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)

(12) Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, all of the company's investments were non-controlled, non-affiliated.

(13) Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2025, non-qualifying assets represented approximately 6.48% of the total assets of the Company.

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(17) As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 7 to our consolidated financial statements in this quarterly report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$2,610	$-	$2,610
Arcwood Environmental, Inc.	4,538	(1,576)	2,962
AVSC Holding Corp.	4,979	-	4,979
Azurite Intermediate Holdings, Inc.	11,952	(10,303)	1,649
Cambrex Corp.	12,019	-	12,019
CCI Buyer, Inc.	493	-	493
Creek Parent, Inc.	5,785	-	5,785
CT Technologies Intermediate Holdings	10,103	(3,769)	6,334
Databricks, Inc.	8,713	-	8,713
Deerfield Dakota Holding, LLC	1,236	-	1,236
Elk Bidco, Inc	4,480	-	4,480
Everbridge Holdings, LLC	8,885	(2,474)	6,411
Evergreen IX Borrower 2023, LLC	1,365	-	1,365
Gannett Holdings, LLC	2,987	(876)	2,111
Geotechnical Merger Sub, Inc.	9,271	(3,894)	5,377
Goldeneye Parent, LLC	3,909	-	3,909
Higginbotham Insurance Agency, Inc.	3,417	(1,956)	1,461
Jensen Hughes, Inc	8,664	(156)	8,508
Koala Investment Holdings, Inc.	5,237	-	5,237
Legends Hospitality Holding Company, LLC	4,053	(1,083)	2,970
LHS Borrower LLC	2,193	-	2,193
OMH-Healthedge Holdings, Inc.	3,387	-	3,387
One Call Corporation	2,169	-	2,169
Parfums Holding Company, Inc.	2,005	-	2,005
Poly-Wood, LLC	8,430	-	8,430
Protein For Pets Opco, LLC	1,102	(298)	804
QBS Parent, Inc.	12,484	-	12,484
Runway Bidco, LLC	14,919	-	14,919
SG Acquisition, Inc.	2,664	-	2,664
Spruce Bidco II Inc.	2,938	-	2,938
Thg Acquisition, LLC	4,990	(663)	4,327
Titan BW Borrower L.P.	5,569	-	5,569
Truck-Lite Co., LLC	11,835	(2,338)	9,497
Vantage Specialty Chemicals Holdings, Inc.	1,367	(120)	1,247
Vensure Employer Services, Inc.	2,251	-	2,251
Victors Purchaser, LLC	10,669	(1,465)	9,204
Wealth Enhancement Group, LLC	50,419	(18,384)	32,035
Zeus Company LLC	2,697	(769)	1,928
Grand Total	$256,784	$(50,124)	$206,660

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(18) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$69,800	$-	$69,800
Automobile Components	24,345	-	24,345
Building Products	26,904	-	26,904
Chemicals	15,503	-	15,503
Commercial Services & Supplies	103,773	-	103,773
Communications Equipment	23,329	-	23,329
Construction & Engineering	33,943	-	33,943
Consumer Staples Distribution & Retail	38,794	-	38,794
Electronic Equipment, Instruments & Components	13,687	-	13,687
Financial Services	36,828	-	36,828
Health Care Equipment & Supplies	25,115	-	25,115
Health Care Providers & Services	134,402	-	134,402
Health Care Technology	68,006	-	68,006
Household Durables	28,183	-	28,183
Insurance	61,968	33	62,001
IT Services	31,660	-	31,660
Life Sciences Tools & Services	67,146	-	67,146
Media	46,609	-	46,609
Personal Care Products	51,048	-	51,048
Pharmaceuticals	37,220	-	37,220
Professional Services	66,545	-	66,545
Software	176,068	-	176,068
Specialty Retail	10,892	-	10,892
Technology Hardware, Storage & Peripherals	29,821	-	29,821
Transportation Infrastructure	33,087	-	33,087
Wireless Telecommunication Services	8,351	-	8,351
Grand Total	$1,263,027	$33	$1,263,060

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

(19) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Total
Aerospace & Defense	$69,528	$-	$69,528
Automobile Components	24,196	-	24,196
Building Products	26,900	-	26,900
Chemicals	15,495	-	15,495
Commercial Services & Supplies	104,541	-	104,541
Communications Equipment	23,063	-	23,063
Construction & Engineering	34,172	-	34,172
Consumer Staples Distribution & Retail	38,784	-	38,784
Electronic Equipment, Instruments & Components	15,818	-	15,818
Financial Services	36,903	-	36,903
Health Care Equipment & Supplies	25,264	-	25,264
Health Care Providers & Services	134,906	-	134,906
Health Care Technology	68,305	-	68,305
Household Durables	27,984	-	27,984
Insurance	61,878	34	61,912
IT Services	31,522	-	31,522
Life Sciences Tools & Services	68,086	-	68,086
Media	47,020	-	47,020
Personal Care Products	51,263	-	51,263
Pharmaceuticals	37,490	-	37,490
Professional Services	66,762	-	66,762
Software	176,523	-	176,523
Specialty Retail	10,702	-	10,702
Technology Hardware, Storage & Peripherals	29,406	-	29,406
Transportation Infrastructure	33,484	-	33,484
Wireless Telecommunication Services	8,479	-	8,479
Grand Total	$1,268,474	$34	$1,268,508

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2025
Software	13.92%
Health Care Providers & Services	10.63%
Commercial Services & Supplies	8.24%
Aerospace & Defense	5.48%
Health Care Technology	5.38%
Life Sciences Tools & Services	5.37%
Professional Services	5.26%
Insurance	4.88%
Personal Care Products	4.04%
Media	3.71%
Consumer Staples Distribution & Retail	3.06%
Pharmaceuticals	2.96%
Financial Services	2.91%
Construction & Engineering	2.69%
Transportation Infrastructure	2.64%
IT Services	2.48%
Technology Hardware, Storage & Peripherals	2.32%
Household Durables	2.21%
Building Products	2.12%
Health Care Equipment & Supplies	1.99%
Automobile Components	1.91%
Communications Equipment	1.82%
Electronic Equipment, Instruments & Components	1.25%
Chemicals	1.22%
Specialty Retail	0.84%
Wireless Telecommunication Services	0.67%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of September 30, 2025
United States	100.00%
Total	100.00%

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

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust One, a Delaware statutory trust and a wholly-owned subsidiary of Apollo Direct Lending Fund II (Levered AIV), L.P. (formerly Apollo Origination Partnership II (Levered AIV), L.P.), a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (L), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

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

Apollo Credit Management, LLC (the “Adviser” or “ACM”) is our Adviser and is an affiliate of Apollo Global Management, Inc. and its consolidated subsidiaries (“AGM”). The Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of the Company and will provide investment advisory services to the Company.

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2025, the Company's consolidated subsidiaries were AOP II Origination Holdings (L), LLC, AOP II Funding Maple, LLC, AOP II Funding Jasmine LLC, AOP II Investment Holdings (L DC), LLC, AOP II (L) Alpha SPV, LLC, AOP II (L) Beta SPV, LLC, AOP II (L) Gamma SPV, LLC, and AOP II (L) Lender, LLC.

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

Cash and cash equivalents are carried at cost which approximates fair value. Cash and cash equivalents held as of September 30, 2025 were $37,766, of which $23,347 is held in money market funds. Cash held as of December 31, 2024 was $2.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of September 30, 2025 and December 31, 2024, the Company did not hold any derivative contracts.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 5 to our consolidated financial statements in this quarterly report on Form 10-Q). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on a cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not separate foreign exchange impacts from market price fluctuations in its operating results. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company has evaluated the impact of this guidance and does not expect a material impact to the year-end financial statements.

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

For the three and nine months ended September 30, 2025, the Company recognized $1,135 and $2,965, respectively, of management fees of which $1,135 and $0 was payable as of September 30, 2025 and December 31, 2024, respectively.

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

For the three and nine months ended September 30, 2025, the Company recognized $1,505 and $4,191, respectively, of incentive fees based on income and $580 and $690, respectively, of incentive fees based on cumulative net realized gains (losses).

As of September 30, 2025 and December 31, 2024, performance-based incentive fees payable were $2,195 and $0 respectively.

Fees From Affiliates

From time-to-time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as “Other Income” in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025 the Company received $0 and $350, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

Sub-Administration Agreement

On February 12, 2025, the Administrator entered into a sub-administration agreement (the "Sub-Administration Agreement") with J.P. Morgan Chase Bank. The sub-administrator will receive compensation for its sub-administrative services under the Sub-Administration Agreement.

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

As of September 30, 2025, the Company’s co-investment holdings were 80.72% of the portfolio or $1,024,002, measured at fair value. On a cost basis, 80.77% of the portfolio or $1,020,221 were co-investments. The Company had no investment activity, and therefore no co-investment activity, as of December 31, 2024.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of September 30, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820. The Company had no investments as of December 31, 2024.

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,263,027	$1,268,474	$-	$96,589	$1,171,885
Preferred Equity	33	34	-	-	34
Total Investments	$1,263,060	$1,268,508	$-	$96,589	$1,171,919
Money Market Fund	23,347	23,347	23,347	-	-
Total Cash Equivalents	23,347	23,347	23,347	-	-
Total Investments after Cash Equivalents	$1,286,407	$1,291,855	$23,347	$96,589	$1,171,919

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30,
		2025
	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of June 30, 2025	$1,033,451	$34	$1,033,485
Net realized gains (losses)	(44)	-	(44)
Net change in unrealized gains (losses)	4,886	(0)	4,886
Net amortization on investments	546	-	546
Purchases, including capitalized PIK (1)	218,709	-	218,709
Sales (1)	(85,663)	-	(85,663)
Transfers out of Level 3 (3)	-	-	-
Transfers into Level 3 (3)	-	-	-
Fair value as of September 30, 2025	$1,171,885	$34	$1,171,919

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$4,886	$(0)	$4,885

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30,
		2025
	First Lien Secured Debt (2)	Preferred Equity	Total
Fair value as of December 31, 2024	$-	$-	$-
Net realized gains (losses)	1,232	-	1,232
Net change in unrealized gains (losses)	4,534	1	4,535
Net amortization on investments	1,495	-	1,495
Purchases, including capitalized PIK (1)	1,265,277	33	1,265,310
Sales (1)	(100,653)	-	(100,653)
Transfers out of Level 3 (3)	-	-	-
Transfers into Level 3 (3)	-	-	-
Fair value as of September 30, 2025	$1,171,885	$34	$1,171,919

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$4,534	$1	$4,535

(1)
Includes reorganizations and restructuring of investments.
(2)
Includes unfunded commitments measured at fair value.
(3)
Transfers out (if any) of Level 3 are due to an increase in the quantity and reliability of broker quotes obtained and transfers into (if any) Level 3 are due to a decrease in the quantity and reliability of broker quotes obtained as assessed by the Adviser. Transfers are assumed to have occurred at the end of the period. There were no transfers between Level 1 and Level 2 fair value measurements during the periods shown.

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range		Weighted Average (1)
First Lien Secured Debt	$168,361	Transactional Value	Cost	N/A	N/A	N/A
	1,003,524	Yield Analysis	Discount Rate	6.7%	10.6%	8.7%
Preferred Equity	34	Yield Analysis	Discount Rate	11.9%	11.9%	11.9%
Total Level 3 Investments	$1,171,919

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

Investment Transactions

As a part of the Merger, a portfolio of investments were transferred to the Company. For the three and nine months ended September 30, 2025 purchases of investments on a trade date basis were $177,229 and $1,362,240, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $77,772 and $101,932, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and nine months ended September 30, 2025 PIK income earned was $917 and $1,721, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
PIK balance at beginning of period	$698	$-
PIK income capitalized	844	1,542
Adjustments due to investments exited or written off	-	-
PIK income received in cash	-	-
PIK balance at end of period	$1,542	$1,542

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025, the Company’s asset coverage was 192.4%. The Company had no debt outstanding as of December 31, 2024.

The Company’s outstanding debt obligations as of September 30, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (2)	Unused Portion(1)	Final Maturity Date
AOP II Maple Credit Facility	07/08/2025	$500,000	$262,500	$262,500	$262,500	$237,500	07/23/2029
AOP II Jasmine Credit Facility	04/25/2025	550,000	421,498	421,498	421,498	128,502	11/14/2028
Total Debt Obligations		$1,050,000	$683,998	$683,998	$683,998	$366,002
Deferred Financing Costs				(4,922)
Total Debt Obligations, net of Deferred Financing Cost				$679,076

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2025.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Average debt outstanding	$653,395	$593,046
Maximum amount of debt outstanding	703,998	703,998
Weighted average annualized interest cost (1)	6.84%	7.14%
Annualized amortized debt issuance cost	0.22%	0.24%
Total annualized interest cost	7.06%	7.38%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Facility. Commitment fees for the three and nine months ended September 30, 2025 were $102 and $391, respectively.

The components of interest expense for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Borrowing interest expense	$11,315	$29,851
Facility unused fees	102	391
Amortization of debt issuance costs	370	1,015
Total interest expense	$11,787	$31,257

AOP II Funding Maple Credit Facility

On July 23, 2024 (the “AOP II Maple Closing Date”), October 7, 2024, November 14, 2024, December 2, 2024, March 7, 2025, April 30, 2025, June 5, 2025, and July 8, 2025 , AOP II Funding Maple LLC (“AOP II Maple”), a Delaware limited liability company and an indirect subsidiary of the Company entered into, and subsequently amended, a Loan and Servicing Agreement (the “AOP II Maple Loan and Servicing Agreement”), with AOP II Maple, as borrower, AOP II Origination Holdings (L), LLC, a Delaware limited liability company and a subsidiary of the Company, in its capacity as transferor (the “Transferor”), Apollo Origination Management, L.P., as servicer (the “Servicer”), the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as the collateral agent and the account bank, and Alter Domus (US) LLC, as collateral custodian.

Proceeds from the AOP II Maple Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Maple, including the purchase of such assets from the Transferor. The Transferor retains a residual interest in assets contributed to or acquired by AOP II Maple through our ownership of AOP II Maple. The maximum principal amount of the AOP II Maple Loan and Servicing Agreement as of September 30, 2025 is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Maple’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Maple Loan and Servicing Agreement, AOP II Maple is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025 amounts drawn under the AOP II Maple Loan and Servicing Agreement, will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA, in each case, plus a margin of (a) prior to the AOP II Maple Commitment Termination Date, 1.95% and (b) after the AOP II Maple Commitment Termination Date, 2.45%.

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

Proceeds from the AOP II Jasmine Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Jasmine, including the purchase of such assets from AOP II Origination Holdings (L), LLC (the “Parent”). The Parent retains a residual interest in assets contributed to or acquired by AOP II Jasmine through our ownership of AOP II Jasmine. The maximum principal amount of the AOP II Jasmine Loan and Security Agreement as of September 30, 2025 is $550 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Jasmine’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Jasmine Loan and Security Agreement, AOP II Jasmine is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2025, amounts drawn under the AOP II Jasmine Loan and Security Agreement, will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate, in each case, plus a margin of 2.00%.

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

As of September 30, 2025, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

On January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. Investors are required to fund their capital commitments to purchase Shares each time the Company delivers a drawdown notice. The price per Share for each drawdown purchase will be equal to the Company's per share NAV as determined within 48 hours of the capital drawdown date, excluding Sundays and holidays. On September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors.

As of September 30, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	September 30, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$25,000	3%

(1) The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such Subscriber’s Capital Commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

(in thousands)	September 30, 2025	December 31, 2024
Unfunded revolver obligations (1)	$84,744	$-
Unfunded delayed draw loan commitments (2)	121,916	-
Total Unfunded Commitments (3)	$206,660	$-

(1) The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding.

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

Note 8. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025:

Nine Months Ended September 30,
2025 (2)
Per Share Data*
Net asset value at beginning of period	$-
Net investment income (1)	1.65
Net realized and change in unrealized gains (losses) (1)	0.29
Net increase in net assets resulting from operations	1.94
Net increase (decrease) in net assets relating to capital share transactions (6)	24.99
Net asset value at end of period	$26.94

Total return (3)	7.75%
Shares outstanding at end of period (1)	23,467,987
Weighted average shares outstanding (1)	22,604,721

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$632,179
Annualized ratio of total expenses to average net assets (4)	12.79%
Annualized ratio of net investment income to average net assets (4)	11.80%
Portfolio turnover rate	9.10%
Asset coverage per unit (5)	$1,924

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
(4)
For the period ended September 30, 2025 amounts are annualized except for organizational costs.
(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2025, the Company's asset coverage was 192.4%.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (Levered) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (Levered) Capital Trust and subsidiaries (the “Company”) as of September 30, 2025, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025, the consolidated statement of cash flows and financial highlights for the nine-month period then ended, and the related notes (collectively referred to as the “interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 12, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The nine months ended September 30, 2025 represents the period from January 1, 2025 to September 30, 2025. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Prior to electing to be regulated as a BDC, pursuant to an Agreement and Plan of Reorganization (the “Reorganization Agreement”), the Company merged with AOP II Capital Trust One, a Delaware statutory trust and a wholly-owned subsidiary of Apollo Direct Lending Fund II (Levered AIV), L.P. (formerly Apollo Origination Partnership II (Levered AIV), L.P.), a Cayman Islands exempted limited partnership (“Parent”), with the Company continuing as the surviving company and as a wholly-owned subsidiary of Parent (the “Merger”). Following the Merger, and pursuant to the terms of the Reorganization Agreement, the Company acquired all of the membership interests of AOP II Origination Holdings (L), LLC, a Delaware limited liability company that held an investment portfolio (the “Investment Portfolio HoldCo”), from AOP II Intermediate Holdings (DC I), LLC, a Delaware limited liability company (the “Intermediate HoldCo”), which was all of Parent’s interest in Intermediate HoldCo (the “Investment Portfolio HoldCo Transfer”). The Investment Portfolio HoldCo Transfer resulted in the Company acquiring an investment portfolio from the Intermediate HoldCo (the “Investment Portfolio”). The Investment Portfolio HoldCo Transfer did not result in the acquisition of all or substantially all of Intermediate HoldCo’s assets.

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 22,533,408 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in Capital Commitments, providing for the private placement of our Shares. Further, on September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and nine months ended September 30, 2025, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Investments made in portfolio companies	$177,229	$1,362,240
Investments sold	(77,772)	(101,932)
Net investment activity	$99,457	$1,260,308

Portfolio companies, at beginning of period	45	-
Number of investments in new portfolio companies	7	53
Number of exited companies	(3)	(4)
Portfolio companies at end of period	49	49

Number of investments in existing portfolio companies	49	49

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2025 were as follows:

September 30, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	8.7%
Total portfolio	8.7%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$15,830
Floating rate amount (in thousands)	$1,252,644
Fixed rate, as percentage of total	1.2%
Floating rate, as percentage of total	98.8%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$13,702
Floating rate amount (in thousands)	$1,249,325
Fixed rate, as percentage of total	1.1%
Floating rate, as percentage of total	98.9%

* Totals may not foot due to rounding.

(1) An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Total Investment Income	$29,301	$78,760
Net Expenses	(16,094)	(41,490)
Net Investment Income	13,207	37,270
Net realized gains (losses)	(179)	1,190
Net change in unrealized gains (losses)	5,733	5,470
Net realized and change in unrealized gains (losses)	$5,554	$6,660
Net increase in net assets resulting from operations	$18,761	$43,930

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations is due to the commencement of investment operations, purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Interest income	$27,865	$75,185
PIK interest income	917	1,721
Dividend income	285	672
Other income	234	1,182
Total investment income	$29,301	$78,760

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2025, total investment income was $29,301 and $78,760 respectively, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,268,508 as of September 30, 2025. Additionally, our weighted average yield on debt was 8.66% for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, payment-in-kind interest income represented 3.1% and 2.2% of total investment income, respectively.

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

Expenses

Expenses for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Management fees	$1,135	$2,965
Performance-based incentive fees	2,085	4,881
Interest and other debt expenses	11,787	31,257
Administration fees	182	492
Trustee fees	40	108
Other general and administrative expenses	735	1,552
Organizational fees	130	235
Total expenses	$16,094	$41,490

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2025 were comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Non-controlled/non-affiliated investments	$(180)	$1,208
Foreign currency transactions	1	(18)
Net realized gains (losses)	$(179)	$1,190

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2025, we generated total net realized gains (losses) of $(179) and $1,190, driven by net realized gains (losses) of $(180) and $1,208 respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were increased by net realized gains of $1 and partially offset by net realized losses of $(18) respectively for the three and nine months ended September 30, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and nine months ended September 30, 2025 were comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)*	2025	2025
Non-controlled/non-affiliated investments	$5,753	$5,448
Foreign currency translations	(20)	22
Net unrealized gains (losses)	$5,733	$5,470

* Totals may not foot due to rounding.

For the three months ended September 30, 2025, we recognized gross unrealized gain of $5,986 and gross unrealized loss of $253, resulting in net change in unrealized gain of $5,733. For the nine months ended September 30, 2025, we recognized gross unrealized gain of $7,887 and gross unrealized loss of $2,417, resulting in net change in unrealized gain of $5,470. The fair value of our debt investments as a percentage of principal as of September 30, 2025 was 100%.

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

Debt

See Note 5 to our consolidated financial statements in this quarterly report on Form 10-Q for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$262,500	$-	$-	$262,500	$-
AOP II Jasmine Credit Facility	421,498	-	-	421,498	-
Total Debt Obligations	$683,998	$-	$-	$683,998	$-

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

PIK Income

For the three and nine months ended September 30, 2025, PIK income totaled $917 and $1,721 on total investment income of $29,301 and $78,760, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this quarterly report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the three and nine months ended September 30, 2025 for more information relating to our investment valuation.

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

As of September 30, 2025, 98.2% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to nine months after which they reset to current market interest rates, and many of which are subject to certain floors.The AOP II Maple Loan and Servicing Agreement will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA and the AOP II Jasmine Loan and Security Agreement will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	19.8	0.8
Up 150 basis points	14.7	0.6
Up 100 basis points	9.6	0.4
Up 50 basis points	4.5	0.2
Down 50 basis points	(4.5)	(0.2)
Down 100 basis points	(9.6)	(0.4)
Down 150 basis points	(14.7)	(0.6)
Down 200 basis points	(19.8)	(0.8)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on September 15, 2025 for information about unregistered sales of our equity securities during the quarter.

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

Date: November 12, 2025	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)