Form 10-K
period 2025-12-31
Apollo Origination II (Levered) Capital Trust
filed 2026-03-13
CIK 2052152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 12, 2026, the registrant had 28,033,075 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (Levered) Capital Trust

RISK FACTOR SUMMARY

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following summary should be read in conjunction with the complete discussion of risk factors we face, which are set forth below in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K (the "Annual Report").

Risks Relating to the Current Environment

•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
•
We are subject to risks associated with changes in interest rates.
•
Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•
Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.
•
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Risks Relating to Our Business and Structure

•
We are a relatively new company and have limited operating history.
•
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•
We operate in a highly competitive market for investment opportunities.
•
We intend to borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.
•
Most of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser and under the oversight of our Board of Trustees and, as a result, there will be uncertainty as to the value of our portfolio investments.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our ability to enter into transactions with our affiliates is restricted.
•
There are significant potential conflicts of interest which could adversely affect our investment returns.
•
We and our portfolio companies may experience cyber security incidents and are subject to cyber security risks.
•
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

Risks Relating to Our Investments

•
Our investments in portfolio companies are risky, and we could lose all or part of our investment.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

•
When we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

Risks Relating to Our Debt Instruments

•
We may default under our credit facilities.
•
Provisions in a credit facility may limit our investment discretion.

Risks Relating to an Investment in Our Common Shares

•
An investment in our Common Shares will have limited liquidity.
•
There is a risk that investors in our Common Shares may not receive dividends or that our dividends may not grow over time.

Federal Income Tax Risks

•
We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

General Risk Factors

•
Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.
•
The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

PART I

Item 1. Business

The Company

Apollo Origination II (Levered) Capital Trust (the "Company," "we," "us," or "our") is a Delaware statutory trust formed on June 26, 2024. We are a newly-organized, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, we have elected to be treated, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a BDC and a RIC, we must comply with certain regulatory requirements. See “—Regulation as a Business Development Company” and “—Material U.S. Federal Income Tax Considerations.”

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

On January 21, 2025, the Board of Trustees of the Company (the “Board” or “Board of Trustees” and each member of the Board of Trustees, a “Trustee”) approved the Reorganization Agreement and the transactions contemplated thereby, including the Merger and the Investment Portfolio HoldCo Transfer. On January 21, 2025, initial shareholders of the Company approved, among other things, the Company’s Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”), the Company’s election to be regulated as a BDC under the 1940 Act, an investment advisory agreement (the “Advisory Agreement”), the persons elected to the Board of Trustees and an asset coverage ratio of 150%.

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

For at least 80% of our portfolio, we intend to target loans to large private U.S. borrowers, which we generally define as companies with $100 million or greater in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and cost and/or revenue synergies (i.e., the reduction in operating costs or increase in revenue that results from a merger or acquisition). We expect the remaining 20% of our portfolio will consist of other private credit investments, primarily to corporate borrowers, including private middle market U.S. and European borrowers and structured financing solutions, such as syndicated loans and collateralized debt obligations. However, we do not expect to invest a substantial portion of our portfolio in structured financing solutions. To a lesser extent and generally in connection with our main investment strategy, we may invest in other types of securities as well, including second lien senior secured, unsecured, subordinated, and mezzanine loans, preferred stock, equities and warrants in both private and public companies.

The loans in which we will invest generally pay floating interest rates based on a variable base rate. The senior secured loans, unitranche loans and senior secured bonds in which we will invest generally have stated terms of five to eight years, and the mezzanine, unsecured or subordinated debt investments that we may make will generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and five years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments. We expect most of our debt investments will be unrated. Our debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services).

We expect that our unrated debt investments will generally have credit quality consistent with below investment grade securities. These securities, which are often referred to as “junk” or “high yield,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid. In addition, we may invest in collateralized loan obligations (“CLOs”) and will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs.

We intend to qualify as a “limited derivatives user” under Rule 18f-4 under the 1940 Act, which will require the Company to limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions. We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance that any hedging strategy we employ will be successful.

We expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We expect to use leverage in the form of borrowings, including credit facilities (including but not limited to the AOP II Funding Maple Credit Facility and the AOP II Funding Jasmine Credit Facility (as defined below)), loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Our investment strategy is expected to capitalize on Apollo’s scale and reputation in the market as an attractive financing partner to acquire our target investments at attractive pricing. We also expect to benefit from Apollo’s reputation and ability to transact in scale with speed and certainty and its long-standing and extensive relationships with private equity firms that require financing for their transactions.

We have offered and sold our common shares of beneficial interest (the "Common Shares") in a private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Each investor in the Private Offering made a capital commitment (each, a “Capital Commitment”) to purchase Common Shares pursuant to a subscription agreement entered into with us (a “Subscription Agreement”). The Subscription Agreement provides that investors are required to fund capital contributions to purchase Common Shares (each, a “Drawdown Purchase”), each time we deliver a drawdown notice, which we will deliver at least five (5) business days prior to the date on which Capital Commitments will be due (each, a “Capital Drawdown Date”). On January 21, 2025, the Company held a closing and accepted Subscription Agreements from investors (the “Closing Date”). We can begin to draw down Capital Commitments from investors beginning on the day after the Closing Date until August 1, 2027 (the “Commitment Period”). The Company will continue until August 1, 2030, subject to (i) a one year extension as determined by the Adviser in its sole discretion and (ii) an additional extension as determined by our Board (the “Term”). See “—The Private Offering.”

The Adviser and the Administrator

The Company’s investment activities are managed by Apollo Credit Management, LLC (the "Adviser" or "ACM"), an investment adviser registered with the Securities and Exchange Commission (the "SEC") under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

The Adviser is an affiliate of Apollo Global Management, Inc. ("Apollo" or "AGM") and is led by substantially the same investment personnel as Apollo. As such, our Adviser has access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Apollo Credit Management, LLC, as our Administrator (the “Administrator”), provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

Founded in 1990, Apollo is a high-growth, global alternative asset manager and retirement services provider. Its asset management business focuses on three investing strategies: credit, equity and real assets. Through its asset management business, Apollo raises, invests and manages funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. Apollo’s retirement services business is conducted by Athene, a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products for the increasing number of individuals and institutions seeking to fund retirement needs. As of December 31, 2025, Apollo had total assets under management (“AUM”) of $938 billion and a team of 6,140 employees, including 2,010 employees supporting Apollo's Retirement Services segment and 600 employees of Bridge Investment Group Holdings Inc.

Apollo manages the leading alternative credit business with $749 billion in credit AUM and more than 590 investment professionals as of December 31, 2025, across an array of corporate, asset-backed and insurance-related investment strategies. Apollo’s corporate credit business dates back over twenty years, with a heritage as one of the largest managers of syndicated loans. Over the course of decades, Apollo has built incumbency with thousands of leveraged loan issuers, many of which are backed by the largest blue-chip private equity sponsors. Today, Apollo has established over 4,000 lending relationships. Incumbency and scale enable Apollo to source and deliver attractive lending opportunities for its investor clients. In 2025, Apollo and its affiliates originated $60 billion in direct lending transactions.

Apollo’s investment philosophy is centered on the ethos that “purchase price matters,” allocating capital to the best risk-reward investment opportunities throughout market and economic cycles. Apollo’s focus on alternative asset investment seeks to deliver excess return per unit of risk at all points across the investment spectrum. Investors in the Company’s shares also benefit from significant alignment of interest with Apollo since, through Athene, Apollo is often among the largest investors in its own funds, including through direct lending funds which co-invest alongside its funds.

Our objective is to bring Apollo’s leading credit investment platform to the private BDC industry. To achieve this, the Company will be led by a team of experienced investment professionals within the Apollo credit platform who have deep industry knowledge and extensive experience in deal structuring, debt advisory and capital markets services.

On January 21, 2025, we entered into the Advisory Agreement with ACM, pursuant to which the Adviser provides investment advisory services to us. The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Advisory Agreement, we will pay the Adviser a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). For a discussion of the Management Fee and Incentive Fee payable by us to the Adviser, see “—Management and Other Agreements—Advisory Agreement.” Our Board of Trustees monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.

On January 21, 2025, we entered into an administration agreement with ACM (the “Administration Agreement”), our Administrator. The principal executive office of our administrator is located at 9 West 57th Street, New York, NY 10019. The Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Administrator, on behalf of us and at our expense, may retain one or more service providers as custodian, sub-administrator, and transfer agent for the Company. The Adviser and the Board of Trustees is responsible for overseeing the activities of the custodian, sub-administrator, and transfer agent.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board of Trustees. We entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Declaration of Trust and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board of Trustees is currently composed of three members, two of whom are trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (the “Independent Trustees”). The Board of Trustees meets at regularly scheduled quarterly meetings each year. In addition, the Board of Trustees may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board of Trustees has established an Audit Committee and a Nominating and Corporate Governance Committee and may establish ad hoc committees or working groups from time to time, to assist the Board of Trustees in fulfilling its oversight responsibilities.

Investment Strategy

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

For at least 80% of our portfolio, we intend to target loans to large private U.S. borrowers, which we generally define as companies with $100 million or greater in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions-related charges and cost and/or revenue synergies (i.e., the reduction in operating costs or increase in revenue that results from a merger or acquisition), and other items such as asset impairments and restructuring. We expect the remaining 20% of our portfolio will consist of other private credit investments, primarily to corporate borrowers, including private middle market U.S. and European borrowers and structured financing solutions, such as syndicated loans and collateralized debt obligations. However, we do not expect to invest a substantial portion of our portfolio in structured financing solutions. To a lesser extent and generally in connection with our main investment strategy, we may invest in other types of securities as well, including second lien senior secured, unsecured, subordinated, and mezzanine loans, preferred stock, equities and warrants in both private and public companies.

The following is a representative list of the industries in which we may invest:

•
Advertising, Printing & Publishing
•
Aerospace & Defense
•
Automotive
•
Aviation and Consumer Transport
•
Beverage, Food & Tobacco
•
Business Services
•
Chemicals, Plastics & Rubber
•
Construction & Building
•
Consumer Goods – Durable
•
Consumer Goods – Non-durable
•
Consumer Services
•
Diversified Investment Vehicles, Banking, Finance, Real Estate
•
Education
•
Healthcare & Pharmaceuticals
•
High Tech Industries
•
Hotel, Gaming, Leisure, Restaurants
•
Insurance
•
Manufacturing, Capital Equipment

•
Media – Diversified & Production
•
Retail
•
Telecommunications
•
Transportation – Cargo, Distribution
•
Utilities – Electric
•
Wholesale

We may also invest in other industries if we are presented with attractive opportunities. In an effort to increase our returns and the number of investments that we can make, we may in the future seek to securitize our debt investments. To the extent we elect to include higher quality portfolio holdings in the securitization vehicle and retain lower quality holdings in our portfolio, investing in our shares may be riskier. To securitize debt investments, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. If we choose to do so, we will comply with Section 61 of the 1940 Act and treat the subsidiary’s debt as our own for purposes of this section. If the subsidiary has an investment adviser, we will ensure such adviser complies with Section 15 of the 1940 Act as if it were an investment adviser to the Company pursuant to Section 2(a)(20) of the 1940 Act. We will ensure that the subsidiary complies with Sections 17 and 57 of the 1940 Act and will identify the subsidiary’s custodian, if any exists. Any of the subsidiary’s principal investment strategies or principal risks constitute principal investment strategies or risks of the Company and our disclosure will reflect aggregate operations of the Company and the subsidiary. We do not currently intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than wholly-owned subsidiaries of the Company.

We may sell debt of or interests in the subsidiary on a non-recourse basis to purchasers whom we would expect to be willing to accept a lower interest rate to invest in investment-grade securities. We may use the proceeds of such sales to reduce indebtedness or to fund additional investments. We may also invest through special purpose entities or other arrangements, including total return swaps and repurchase agreements, in order to obtain non-recourse financing or for other purposes.

We expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We expect to use leverage in the form of borrowings, including credit facilities (including but not limited to the AOP II Funding Maple Credit Facility and the AOP II Funding Jasmine Credit Facility), loans from certain financial institutions and the issuance of debt securities.

On July 23, 2024 (the “AOP II Maple Closing Date”), October 7, 2024, November 14, 2024, December 2, 2024, March 7, 2025, April 30, 2025 and June 6, 2025, AOP II Funding Maple LLC (“AOP II Maple”), a Delaware limited liability company and an indirect subsidiary of the Company, entered into, and subsequently amended, a Loan and Servicing Agreement (the “AOP II Maple Loan and Servicing Agreement”), with AOP II Maple, as borrower, AOP II Origination Holdings (L), LLC, a Delaware limited liability company and a subsidiary of the Company, in its capacity as transferor (the “Transferor”), Apollo Origination Management, L.P., as servicer (the “Servicer”), the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as the collateral agent and the account bank, and Alter Domus (US) LLC, as collateral custodian.

Proceeds from the AOP II Maple Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Maple, including the purchase of such assets from the Transferor. The Transferor retains a residual interest in assets contributed to or acquired by AOP II Maple through our ownership of AOP II Maple. The maximum principal amount of the AOP II Maple Loan and Servicing Agreement as of the date hereof is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Maple’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The AOP II Maple Loan and Servicing Agreement provides for the ability to draw and redraw revolving loans under the AOP II Maple Loan and Servicing Agreement for a period of up to three years after the AOP II Maple Closing Date unless the commitments are terminated sooner as provided in the AOP II Maple Loan and Servicing Agreement (the “AOP II Maple Commitment Termination Date”). Unless otherwise terminated, the AOP II Maple Loan and Servicing Agreement will mature on the date which is five years after the AOP II Maple Closing Date.

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

Proceeds from the AOP II Jasmine Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Jasmine, including the purchase of such assets from AOP II Origination Holdings (L), LLC (the “Parent”). The Parent retains a residual interest in assets contributed to or acquired by AOP II Jasmine through our ownership of AOP II Jasmine. The maximum principal amount of the AOP II Jasmine Loan and Security Agreement as of the date hereof is $550 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Jasmine’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

The AOP II Jasmine Loan and Security Agreement provides for the ability to draw and redraw revolving loans under the AOP II Jasmine Loan and Security Agreement for a period of up to three years after the AOP II Jasmine Closing Date unless the commitments are terminated sooner as provided in the AOP II Jasmine Loan and Security Agreement. Unless otherwise terminated, the AOP II Jasmine Loan and Security Agreement will mature on the date which is five years after the AOP II Jasmine Closing Date.

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

Investment Selection

We employ a sophisticated and disciplined approach with respect to sourcing, evaluating and executing prospective investments, which is consistent with how Apollo manages its funds’ investments across the firm. Our process is defined by an emphasis on meaningful downside protection and the preservation of capital, which we will seek to achieve through extensive private equity-style due diligence, asset-level and market environment analysis, a systematic approach to identifying risk and structuring and a hands-on approach to driving value and managing investments throughout the ownership period. In this process, the Company will leverage the collective knowledge and resources of Apollo’s credit investment professionals as well as the broader integrated platform of Apollo.

With an extensive team of experienced investment professionals, including seasoned portfolio managers, industry teams comprised of specialists within their respective sectors, product analysts with particular experience in private lending and reorganization of a borrower’s capital structure and investment professionals solely focused on sourcing and maintaining relationships within the capital markets community, Apollo has a combination of robust networks and strategic relationships that we believe will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Credit Selection and Enhanced Due Diligence. Consistent with Apollo’s value-orientation, the Company intends to take a conservative investment approach, employing a rigorous, bottom-up, private equity-style approach to underwriting prospective investment opportunities. Our approach to credit selection tends to emphasize investments in mature companies in defensive sectors which typically exhibit a lower degree of cyclicality than the broader economy. This focus includes backing experience managed teams and business models that have established a strong position within their respective markets. We seek to leverage insights from across the breadth of Apollo’s investing activities to drive better outcomes, drawing on the expertise and extensive network of relationships that our investment professionals have established in their respective industries. We seek to pursue investments in companies with strong market share, sufficient pricing power, commitment to de-leveraging, strong management teams and sufficient equity support from sponsors and management. Our analysis includes gathering relevant information regarding the company, its customers, suppliers and competitors using a combination of legal, regulatory, accounting and industry reports, alongside the many resources of Apollo’s platform. Given the direct, bilateral nature of the relationship between lender and borrower, firms specializing in private credit such as Apollo are able to benefit from a comprehensive relationship with their portfolio companies that enables extensive due diligence and enhanced ongoing monitoring.

Emphasis on Downside Protection. The Company is focused on pursuing a senior secured investing strategy comprised primarily of first lien loans to corporate borrowers. These loans typically have a 40-50% loan-to-value ratio. This approach is designed to maximize recovery of principal in the event of underperformance.

Robust Structural Protections. Apollo has significant structuring experience and believes the Company will be able to leverage the Apollo Credit platform’s incumbency and status as a preferred lending partner to bilaterally negotiate highly structured, senior secured loans that are tailored to address the unique risks of a given corporate borrower. In contrast with syndicated loan markets, private credit has the potential to produce better outcomes for lenders by allowing them to retain structural protections within the lending agreements with their borrowers. Direct lenders typically retain control of their credit documentation which is intended to limit their borrowers’ ability to incur additional indebtedness or to dispose of material assets without first paying senior debt. The Company intends to invest primarily in senior term loans that, coupled with robust covenant packages restricting incremental debt incurrence and restricting payments, are intended to provide downside protection in the form of a priority, undiluted claim on underlying collateral. Apollo believes that due to Apollo’s experience with its managed funds investing across the capital structure, the Company will be able to consider investment structures that are different, and oftentimes more complex, than other investors. Apollo’s disciplined approach to transaction structuring is intended to mitigate risk in the event of adverse outcomes.

Portfolio Construction. We also seek to minimize the risk of loss through portfolio construction. Our approach seeks to avoid outsized industry concentration, particularly on more cyclical industries. We also seek to avoid outsized exposure to any individual borrower. We believe that a more granular portfolio helps to mitigate the risk of loss.

High Degree of Selectivity. Apollo believes that credit selectivity in every market environment is a critical driver of performance. In recent years, Apollo has closed on just 10-15% of direct lending opportunities that it evaluated. By virtue of our value-driven investment approach emphasizing downside protection, Apollo’s corporate credit business has experienced a 0.1% annual average default rate, as compared to a 2.3% annual average default rate within the broader leveraged loan market. Even in an event of default, Apollo’s corporate credit business has seen substantially higher recovery rates as compared to the broader market, experiencing a 72% recovery rate as compared to 48% for the broader leveraged loan market. Given the size of the market opportunity in large corporate direct lending, Apollo believes that the Company is well-positioned to exercise quality credit selection in any market environment.

Institutionalized Monitoring and Risk Management Capabilities. Across its platform, Apollo employs a disciplined and rigorous approach to ongoing monitoring. Because Apollo is expected to be the sole or largest lender to a borrower, the Company is expected to benefit from having driven the diligence process and structuring of covenants and loan documents. Direct lenders generally benefit from increased transparency, communication and coordination with borrowers. Apollo will seek to maintain active dialogue with the management team and/or sponsor throughout the life of the investment, reviewing financial information and other data in depth. Should any deteriorating situation arise, the investment would be put on a watch list and would undergo enhanced monitoring and an independent review. If the situation were to progress to a full reorganization of a borrower’s capital structure, Apollo has an in-house distressed credit team that can assist in seeking to stabilize the situation. Apollo will manage the risks associated with investments through portfolio construction, continued monitoring and evaluation. Apollo has devoted significant resources in the development of a sophisticated, integrated infrastructure designed to support the investment and risk management process. This includes proprietary systems for the monitoring, accounting and compliance aspects of the Company’s portfolios, along with trading, clearing and settlement of assets.

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment.

We generally seek to structure our investments as secured loans with a direct lien on the assets or cash flows of our portfolio companies that provide for increased downside protection in the event of insolvency while maintaining attractive risk-adjusted returns and current interest income. We generally seek for these secured loans to obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. In some cases, we may enter into debt investments that, by their terms, convert into equity or additional debt securities or defer payments of interest after our investment. Also, in some cases our debt investments may be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our loans have maturities of three to ten years.

We seek to tailor the terms of our investments to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability.

For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•
requiring an expected total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;
•
generally incorporating call protection into the investment structure where possible; and
•
negotiating covenants and information rights in connection with our investments that afford our portfolio companies flexibility in managing their businesses, but which are still consistent with our goal of preserving our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights. Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the Company, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights, which grants us the right to register our equity interest when either the portfolio company or another investor in the portfolio company files a registration statement with the SEC to issue securities.

We expect to hold most of our investments to maturity or repayment, but we may sell certain of our investments sooner if a liquidity event takes place such as a sale or recapitalization or worsening of credit quality of a portfolio company, among other reasons.

Investment Valuation Process

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Company’s Board. Even though the Board designated the Adviser as its “valuation designee,” the Board continues to be responsible for overseeing the processes for determining fair valuation.

Under the Company’s valuation policies and procedures, the Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of the Adviser including using market quotations where available.

Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Adviser. Such determination of fair values may involve subjective judgments and estimates, and we typically utilize independent third party valuation firms to assist us in determining fair value. In each case, our independent third party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Adviser undertakes a multi-step valuation process each quarter, and as necessary for each Drawdown Purchase, as described below:

1.
Independent valuation firms engaged conduct independent appraisals and assessments for all the investments they have been engaged to review. If an independent valuation firm is not engaged during a particular quarter, the valuation may be conducted by the Adviser;
2.
At least each quarter, the valuation will be reassessed and updated by the Adviser or an independent valuation firm to reflect company specific events and latest market data;
3.
Preliminary valuation conclusions are then documented and discussed with senior management of our Adviser;
4.
The Adviser discusses valuations and determines in good faith the fair value of each investment in our portfolio based on the input of the applicable independent valuation firm; and
5.
For Level 3 investments entered into within the current quarter, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

Investments determined by these valuation procedures which have a fair value of less than $1 million during the prior fiscal quarter may be valued based on inputs identified by the Adviser without the necessity of obtaining inputs from an independent valuation firm. In addition, some of our investments provide for payment-in-kind ("PIK") interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments.

Market Opportunity

Apollo believes there is an ongoing structural shift to private financing alternatives for borrowers of all sizes, including large private U.S. corporations. This trend is being driven by ongoing shifts in public credit market structure that have given rise to periods of uncertainty, as well as changes in the banking industry driven by continued tightening of regulation.

Due to ongoing evolution in banks’ regulatory environment and increasing capital requirements, bank lending to many non-investment grade borrowers has moved toward an originate to distribute model, where banks often seek to retain minimal amounts of the loans on their own balance sheet. The buyer base for syndicated loans is primarily comprised of loan mutual funds and CLOs. Loan mutual funds are open-ended investment structures and therefore subject to outflows which can limit their reliability as a source of capital to borrowers. Similarly, formation patterns for CLOs are uncertain with finite reinvestment periods and various other structural limitations on the types of borrowers they will typically target. The result is that available capital in public credit markets may not always be reliable. In contrast, direct lending platforms such as Apollo are able to lead transactions and deliver financing solutions at all points through the cycle, regardless of market environment. For borrowers, negotiating with a single or only a small handful of lenders on a bilateral basis allows for more efficient execution and increased confidentiality versus a syndicated approach. Direct lenders are also able to tailor their financing solutions for borrowers’ specific circumstances or to address their specific needs, such as through the provision of revolving credit lines and delayed draw term loans, as unfunded commitments are often difficult for mutual funds and CLOs to hold.

While cyclical dynamics have accelerated growth in the direct lending market, we believe the trend toward private lending solutions is a long-term trend, particularly among larger private corporate borrowers. Scaled direct lenders who are able to originate with speed and commit meaningful amounts of capital are able to act as solution providers to borrowers by addressing the challenges that have come to be associated with accessing the traditional avenues of public markets or bank lending. As the private debt market has grown in size and sophistication, firms such as Apollo have been able to bring these benefits to larger borrowers who traditionally would have had limited options away from syndicated bank loan markets. In exchange for providing these benefits, direct lending solutions are often able to command a yield premium over other sources of capital while taking top-of-the-capital structure, senior secured risk with significant subordination. Given its long-tenure as an institution, its expertise in credit investing broadly and incumbency with hundreds of sponsors or thousands of issuers, we believe that Apollo is well positioned to capitalize on this opportunity.

Significant Addressable Market Size. We believe that the global leveraged finance market is over $5 trillion in size as of late 2025. We believe that private credit has become an increasingly significant part with estimates of its size generally in excess of $2 trillion. Historically there was a hard distinction between private and public credit markets, with the former largely synonymous with middle market lending. More recently, there has been a shift, with private lending becoming an increasingly favorable option versus public markets. Going forward, we believe the next phase of growth in private credit could be even more massive given the ongoing “privatization” of activities historically centered in the public markets. We believe this emerging private lending opportunity will be primarily associated with lending to larger private corporate borrowers who will increasingly rely on scaled direct lending platforms that are able to transact at the scale required to meet their needs. At its current size, the Company represents less than 1% of the aggregate global levered finance market, which we believe implies significant room for further expansion.

Burgeoning “Large Cap” Lending Opportunity. Apollo believes there is a dearth of available alternative financing solutions for large corporate issuers outside of the broadly syndicated and high yield markets, despite a growing demand for flexible solutions. Large companies historically utilized banks to tap the public high yield and leveraged loan markets in order to meet their financing needs. Historically, banks typically held these bonds and loans on their own balance sheets, but over the last 15 years moved to an originate-to-distribute model because of increased regulatory burdens and capital charges. Today, banks generally arrange the financing for a company for a fee and syndicate the debt out to institutional investors. This mechanism for raising capital became increasingly stressed over the past few years as unstable market conditions and the uncertain economic backdrop caused investors and arranging banks to retrench from the market. Primary public debt markets for sub-investment grade companies are sensitive to market conditions and bank appetite to provide funding to many large issuers falters in volatile markets, like we experienced during COVID-19 and across 2022. For example, in 2022, volatile market conditions led to sharp year-over-year declines in both leveraged loan and high yield primary issuance, leaving the private market as the only viable financing option for a swath of large borrowers. Apollo believes that this type of opportunity is only accessible to scaled alternative asset managers with significant relationships and cycle-tested investing expertise, and that the Company is therefore well-positioned to capitalize on the growing opportunity set.

Proprietary Sourcing Engine Drives Direct Origination. Across its global platform, Apollo has found that deal flow is often driven by relationships, and that having a strong reputation and an established network can ultimately lead to exclusive investment opportunities. Apollo’s corporate credit business maintains coverage of over 4,000 companies worldwide. As a result, members of the corporate credit team are in frequent dialogue with management teams and intermediaries, enabling visibility into a given company’s financing needs as well as opportunities to organically grow existing lending relationships. The size and scale of our liquid credit businesses have become increasingly important given the trend from public to private lending, particularly among larger corporate borrowers. Apollo believes that its ability to leverage its incumbency to source deals directly with large corporate borrowers creates a meaningful barrier to entry. We further augment these efforts with a dedicated sponsor coverage effort, that includes approximately three dozen professionals focused on origination and sourcing direct lending transactions. Importantly, Apollo’s credit business is one of the largest lending counterparties to Wall Street, with trading volume across credit products well in excess of $250 billion from 2021 to 2025. This level of trading volume often results in Apollo being provided with an early or first look from the dealer community, which Apollo believes will put the Company in a position to access challenged syndications at attractive terms during periods of volatility. Through these various touchpoints, Apollo has established a combination of robust networks and proprietary relationships that it believes will enable the Company to source highly attractive opportunities, often on a proprietary basis.

Apollo’s Status as a Preferred Lending Counterparty. Apollo has developed a reputation as an attractive lending partner due to its scale and ability to design creative capital solutions across capital structures, particularly in complex situations. The Company will have the opportunity to participate alongside other Apollo funds and accounts when it underwrites and commits to large transactions, streamlining the execution process for borrowers and enabling them to only interface with a single counterparty, due to the breadth and scale of Apollo’s capital base, which for this purpose includes numerous long-standing co-investment relationships and syndication capabilities with credit market investors. Being the sole or primary lender in size also facilitates alignment and a partnership mentality that is differentiated from traditional lending relationships. Additionally, our underwriting and structuring ability coupled with company and sector-specific insights across the Apollo platform is expected to enable Apollo to embrace complexity and provide bespoke capital solutions tailored to borrowers’ unique financing needs, including greater certainty of funding at specified terms or within compressed timetables. Apollo believes that the Company augments Apollo’s ability to leverage its reputation as a preferred lending partner to selectively source proprietary opportunities in large corporate direct lending. Based on our experience in the large corporate direct lending market, we believe that the Company has an advantage in its ability to provide capital in scale with greater certainty of closing as well as to deliver strategic partner-like benefits.

Strong Alignment with Apollo Balance Sheet Capital. Since its merger with Athene, Apollo is often among the largest investors in its own funds, including direct lending funds which co-invest alongside the Company. As a result, the Company and Apollo will generally be aligned with similar exposure to underlying direct lending investments. Apollo balance sheet capital refers to the insurance company balance sheet of its retirement services business, Athene, as well as commitments directly from Apollo.

Strong Apollo Sponsorship and Integrated Business Model. Apollo operates its global franchise as an integrated investment platform, leveraging the same monitoring and risk management capabilities across Apollo’s credit business. In the process of screening, executing and monitoring investments across businesses, Apollo has developed valuable relationships with well-regarded sponsors, leading management teams, consultants and other intermediaries, which further drives high-quality deals and thoughtful insights during the investment process. Apollo believes the Company will benefit from the wealth of knowledge, experience and capabilities across asset classes, industries and geographies at Apollo, which will widen the Company’s lens and enable the Company team to more successfully source, diligence and manage opportunities across market cycles.

Significant Managerial Assistance

As a BDC, we will offer, and must make available upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Adviser in accordance with our Advisory Agreement.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the 1940 Act. As a BDC, we are generally prohibited from acquiring assets other than Qualifying Assets (as defined herein), unless, after giving effect to any acquisition, at least 70.0% of our total assets are Qualifying Assets. Qualifying Assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act, “eligible portfolio companies” include (1) private U.S. operating companies, (2) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange and the Nasdaq Stock Market), and (3) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies.

We have also elected to be treated as a RIC under Subchapter M of the Code, and we intend to qualify as a RIC annually thereafter. A BDC that has elected to be a RIC generally does not incur any U.S. federal income tax so long as the BDC continuously maintains its BDC election in accordance with the 1940 Act, at least 90.0% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset composition requirements at the close of each quarter of its taxable year, and if the BDC distributes all of its taxable income (including net realized capital gains, if any) to its shareholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical issues. If we do not qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our shareholders. See “—Material U.S. Federal Income Tax Considerations.”

We intend to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay an applicable U.S. federal excise tax.

We do not currently have any employees. Our day-to-day investment operations are managed by the Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested trustee or executive officer of the Company. The Adviser and Administrator may be reimbursed for certain expenses they incur on our behalf. In addition, pursuant to the Administration Agreement, we pay the Administrator the allocable portion of overhead and other expenses it incurs in performing its obligations.

The Private Offering

We have offered and sold our Common Shares in the Private Offering in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Common Shares were offered for subscription in the Private Offering until the Closing Date. Each investor that participated in the Private Offering made a Capital Commitment to purchase Common Shares pursuant to a Subscription Agreement.

On the Closing Date, we admitted one shareholder to the Company in exchange for $800 million in Capital Commitments. On September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors. Further, on November 21, 2025, the Company issued and sold 1,101,726 Shares and received $30 million as payment for such Shares pursuant to drawdown notices issued to investors. In addition, on December 19, 2025, the Company issued and sold 3,463,361 Shares and received $95 million as payment for such Shares pursuant to drawdown notices issued to investors.

The Subscription Agreement provides that investors are required to fund Capital Commitments to purchase Common Shares each time we deliver a drawdown notice, which we deliver at least five (5) business days prior to the date on which Capital Commitments will be due. Each Drawdown Purchase is made at a price per Common Share equal to our per share NAV as determined within 48 hours of the Capital Drawdown Date, excluding Sundays and holidays, of such sale, subject to certain exceptions and calculated in accordance with the 1940 Act. No investor in the Private Offering will be required to invest more than the total amount of its Capital Commitment. The Company represents that the Company and the Adviser have not entered, and will not enter, into subscription agreements with investors related to their investment in the Company that contravene applicable law, including the 1940 Act and the Advisers Act.

An investor will be released from any obligation to purchase additional Common Shares on the earlier of (i) the date that such investor’s Capital Commitment is fully called and (ii) the expiration of the Commitment Period, except to the extent necessary to (a) pay Company expenses, including management fees, amounts that may become due under any borrowings or other financings or similar obligations, or indemnity obligations, (b) complete investments in any transactions (1) to which the Adviser has committed the Company to proceed as of the end of the Commitment Period pursuant to a written agreement (including investments that are funded in phases), and (2) with deferred purchase price payments, contingent purchase price payments, milestone payments or other phased payments or payments for other staged funding obligations or similar arrangements, (c) fund follow-on investments made in existing portfolio companies within three years from the end of the Commitment Period that, in the aggregate, do not exceed 5% of total Capital Commitment of such investor and/or (d) fund obligations under any Company guarantee. Subject to the foregoing exceptions, the Commitment Period will end on the three-year anniversary of the Closing Date.

Investors may not sell, assign, transfer or otherwise dispose of (a “Transfer”) any Common Shares unless (i) the Adviser consents, provided that such consent will not unreasonably be withheld if such Transfer is to a party other than a defaulting investor and the Transfer does not negatively impact the Company’s borrowing base or other terms of any credit facilities or subscription facilities, and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us. For the avoidance of doubt, the Adviser’s reasonable doubt as to whether a transferee can accurately make the representations and warranties and fulfill the obligations set forth in the Subscription Agreement will be reasonable grounds to withhold consent to a Transfer.

Distributions

The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a quarterly basis, as approved by the Board in its discretion.

Term

The Company will be liquidated and dissolved in an orderly manner (i) upon the expiration of its Term (as such Term may be extended pursuant to the above) or (ii) at any time upon a decision of the Board, subject to any necessary shareholder approvals and applicable requirements of the 1940 Act.

Competition

Our primary competitors in providing financing to corporate borrowers include public and private funds, commercial and investment banks, commercial financing companies, other BDCs or hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC.

We also expect to use the industry information of AGM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of our Adviser and those of our affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive corporate borrowers in the industries in which we seek to invest. For additional information concerning the competitive risks we expect to face, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Allocation of Investment Opportunities

General

Apollo, including the Adviser, provides investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that Apollo may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this Annual Report, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

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

Management and Other Agreements

Advisory Agreement

The description below of the Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Advisory Agreement attached as an exhibit to this Annual Report.

The Adviser provides management services to us pursuant to the Advisory Agreement with our Adviser. Under the Advisory Agreement, the Adviser is responsible for the following:

•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
monitoring our investments;
•
performing due diligence on prospective portfolio companies;
•
exercising voting rights in respect of portfolio securities and other investments for us;
•
serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage; and
•
providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired.

We pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: the Management Fee and the Incentive Fee. The cost of both the Management Fee and the Incentive Fee is ultimately borne by the shareholders.

Base Management Fee

The Management Fee is accrued monthly and paid quarterly in arrears at an annual rate of 0.70% of the Company’s net assets as of the beginning of the first business day of the applicable month.

For these purposes, “net assets” means the Company’s total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). For the first calendar quarter in which the Company has operations, net assets will be measured as the average of net assets (i) at the date the Company first delivers a drawdown notice to its investors and (ii) at the end of such first calendar quarter.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

(i) Incentive Fee on Pre-Incentive Fee Net Investment Income

The portion based on the Company’s income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the Management Fee, expenses payable under the Administration Agreement entered into between us and our Administrator, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution or shareholder servicing fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.500% per quarter (6.000% annualized).

We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.500% per quarter (6.000% annualized);
•
100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.667% (6.667% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.667%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 10% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.667% in any calendar quarter; and
•
10% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.667% (6.667% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 10% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

(ii) Incentive Fee on Capital Gains

The second component of the Incentive Fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears.

The amount payable equals:

•
10% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement attached as an exhibit to this Annual Report.

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for all of the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. There is no limitation as to how much we may reimburse the Administrator. See “—Payment of Our Expenses” below. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s Chief Compliance Officer, Chief Financial Officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of Apollo or any of its affiliates providing non-investment related services to the Company, subject to the limitations described in the Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator may hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation paid by the Administrator for its sub-administrative services under a sub-administration agreement.

Payment of Our Expenses

The costs associated with all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to the Company, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser, other than to the extent described below and more specifically provided for in the Advisory Agreement.

The Company will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

•
calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•
fees and expenses, including travel expenses, incurred by the Adviser, or members of our investment team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to, or associated with, evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
•
due diligence and research expenses (including an allocable portion of any research or other service that may deemed to be bundled for the benefit of the Company), as well as the information technology systems used to obtain such research and other information;
•
the costs of any public offerings of our Common Shares and other securities, including registration and listing fees;
•
the Management Fee and any Incentive Fee;
•
certain costs and expenses relating to distributions paid on our Common Shares;
•
administration fees payable under our Administration Agreement;
•
debt service and other costs of borrowings or other financing arrangements;
•
the Adviser’s allocable share of costs incurred in providing significant managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, making or holding investments;
•
transfer agent and custodial fees;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
taxes and governmental fees;
•
Independent Trustee fees and expenses;
•
costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, and the compensation of professionals responsible for the preparation of the foregoing, including the allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs;
•
the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
our fidelity bond;
•
trustee and officers/errors and omissions liability insurance, and any other insurance premiums;
•
indemnification payments;
•
information technology and related costs, including costs related to software, hardware and other technological systems (including specialty and custom software);
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith;
•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments, including expenses relating to unconsummated investments that may have been attributable to co-investors had such investments been consummated;
•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction);
•
direct costs and expenses of administration, including audit, accounting, consulting and legal costs; and
•
all other expenses reasonably incurred by us in connection with making investments and administering our business.

In addition, from time to time, the Adviser pays amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Adviser for those amounts paid on our behalf. We also reimburse the Adviser for the allocable portion of the compensation paid by the Adviser or its affiliates to our Chief Compliance Officer, Chief Financial Officer, and other professionals who spend time on those related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). All of the expenses described above are ultimately borne by our shareholders.

Duration and Termination

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. We may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board of Trustees or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Administration Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of the Adviser for our future success and upon their access to AGM’s investment professionals and partners.”

Indemnification

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and the Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“Disabling Conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent Disabling Conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of Disabling Conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.
is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)
Securities of any Eligible Portfolio Company controlled by the Company.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities. The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On December 12, 2024, our initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities, including asset-based loan facilities or subscription facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. The Company cannot assure investors that it will be able to enter into credit facilities. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Company operations. The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company’s losses on investments may result in the liquidation of other investments held by the Company.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures. We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2025 and, when we cease to be an emerging growth company (if we are also an accelerated filer or large accelerated filer), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act. We currently are, and following the completion of this offering expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") until the earliest of:

•
up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•
the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•
the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Common Shares that is held by non-affiliates exceeds $700 million as of any June 30th.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We intend to take advantage of such extended transition periods.

Advisers Act. The Adviser is registered as an investment adviser under the Advisers Act.

Securities Act. The offer and sale of the Common Shares will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), Regulation D promulgated thereunder, Regulation S and/or exemptions of similar import in the jurisdictions in which Common Shares are offered and sold. Each purchaser must be (a) an “accredited investor” (as defined in Regulation D promulgated under the Securities Act) or (b) a person that qualifies as a non-U.S. person for purposes of Regulation S under the Securities Act and will be required to represent, among other customary private placement representations, that it is acquiring its Common Shares for its own account and for investment purposes only and not with a view to resale or distribution.

Other than the registration under the Exchange Act pursuant to the Form 10 Registration Statement, the Common Shares will not be registered under any other securities laws, including state securities or blue sky laws and non-U.S. securities laws.

The Common Shares may not be transferred or resold (i) except as permitted under the Subscription Agreement, (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available and (iii) only as permitted by any other relevant laws of any applicable jurisdiction.

Proxy Voting Policies and Procedures. We will delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies based upon the guiding principle of seeking the maximization of the ultimate long-term economic value of our shareholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our shareholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant shareholder(s).

Proxy Policies. The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The portfolio managers and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the portfolio managers to disclose any personal conflicts of interest they may have with respect to overseeing the Company’s investment in a particular company.

Proxy Voting Records. You may obtain information, without charge, regarding how we vote proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Ryan Del Giudice, 9 West 57th Street, New York, New York 10019.

Anti-Money Laundering Requirements. In order to comply with applicable anti-money laundering requirements, the investor must, except as otherwise agreed by the Adviser, represent and warrant in its Subscription Agreement with the Company that neither the investor, nor any of its affiliates or beneficial owners (i) appears on the Specially Designated Nationals and Blocked Persons List of the Office of Foreign Assets Control (“OFAC”), nor are they otherwise a party with which the Company is prohibited to deal under the laws of the United States, (ii) appears on the European External Action Service consolidated list of persons, groups and entities subject to European Union (the “EU”) financial sanctions maintained on behalf of the European Commission, (iii) appears on the Consolidated United Nations Security Council Sanctions List or (iv) is a person identified as a terrorist organization on any other relevant lists maintained by governmental authorities. The investor must also represent and warrant that: (i) if the investor is a natural person, the investor is not a person who is or has been entrusted with prominent public functions, such as Head of State or of government, a senior politician, a senior government, judicial or military official, a senior executive of a state-owned corporation or an important political party official, or a close family member or close associate of such person and (ii) the monies used to fund the investment in the Common Shares are not derived from, invested for the benefit of or related in any way to, the governments of, or persons within, any country that (a) is under a U.S. embargo enforced by OFAC, (b) has been designated as a “non-cooperative country or territory” by the Financial Action Task Force on Money Laundering or (c) has been designated by the U.S. Secretary of the Treasury as a “primary money laundering concern.” The investor must also represent and warrant that the investor: (i) has conducted thorough due diligence with respect to all of its beneficial owners, (ii) has established the identities of all beneficial owners and the source of each of the beneficial owner’s funds and (iii) will retain evidence of any such identities, any such source of funds and any such due diligence. The investor must also represent and warrant that it does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Common Shares have been or will be derived from or related to any illegal activities, including but not limited to, money laundering activities and (ii) the proceeds from the investor’s investment in Common Shares will be used to finance any illegal activities. The investor must also represent and warrant that neither the investor, nor any of its affiliates, nor any person having a direct or indirect beneficial interest in the Common Shares being acquired is (i) a senior foreign political figure (a “SFPF”), (ii) an immediate family member of a SFPF (iii) a close associate of a SFPF, (iv) a politically exposed person (a “PEP”), (v) an immediate family member of a PEP or (vi) a close associate of a PEP (each as defined in the Subscription Agreement). The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the funds being invested by the investor in the Company do not come from corruption. The investor must also agree, except as otherwise agreed by the Adviser, that pursuant to anti-money laundering laws and regulations, the Adviser may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an interest before, and from time to time after, acceptance by the Adviser of the Subscription Agreement.

Bank Holding Company Act. The U.S. Bank Holding Company Act of 1956, as amended from time to time, and the rules promulgated thereunder (collectively, the “BHC Act”), including as modified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the “Volcker Rule” thereunder, contain restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank-related entity and/or have a connection to the U.S. in that regard from making and holding certain interests in private investment funds. Common Shares in the Company are not freely transferable, are not readily tradable on any exchange or market, and there are generally no redemption or withdrawal rights. As a result, Common Shares must be held on a long-term basis and the prospective investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule, the Dodd-Frank Act and the BHC Act may impact the investor, including as a result of its investment in the Company.

Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may access the Company’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.

Material U.S. Federal Income Tax Considerations

The following discussion is a summary of material U.S. federal income tax considerations applicable to us and to an investment in Common Shares.

This summary deals only with shareholders that hold their shares as capital assets. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of shareholders that are subject to special treatment under U.S. federal income tax laws, including:

•
shareholders subject to the alternative minimum tax;
•
tax-exempt organizations (except as discussed below);
•
insurance companies;
•
dealers in securities;
•
traders in securities that elect to use a mark-to-market method of accounting for securities holdings;
•
pension plans (except as discussed below);
•
trusts (except as discussed below);
•
financial institutions;
•
entities taxed as partnerships or partners therein;
•
persons holding Common Shares as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;
•
persons who receive our Common Shares as compensation;
•
persons who hold our Common Shares on behalf of another person as a nominee;
•
U.S. expatriates, or
•
U.S. shareholders (as defined below) who have a “functional currency” other than the U.S. dollar.

Finally, this summary does not address other U.S. federal tax consequences (such as estate, gift and Medicare contribution tax consequences) or any state, local or foreign tax consequences.

The discussion below is based upon the provisions of the Code, and Treasury Regulations, rulings and judicial decisions as of the date hereof. Those authorities may be changed, perhaps retroactively, so as to result in U.S. federal income tax consequences different from those discussed below. This summary does not address all aspects of U.S. federal income taxes and does not deal with all tax consequences that may be relevant to shareholders in light of their personal circumstances.

For purposes of this discussion under the heading “Material U.S. Federal Income Tax Considerations,” a “U.S. shareholder” is a beneficial owner of our Common Shares that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States or a domestic corporation or otherwise subject to U.S. federal income tax on a net income basis in respect of our Common Shares.

A “Non-U.S. shareholder” is a beneficial owner of our Common Shares that is not a U.S. shareholder and not an entity taxed as a partnership.

Regulated Investment Company Classification

As a BDC, we intend to elect to be treated as a RIC for U.S. federal income tax purposes. Our status as a RIC will enable us to deduct qualifying distributions to our shareholders, so that we will be subject to corporate-level U.S. federal income taxation only in respect of income and gains that we retain and do not distribute.

To maintain our status as a RIC, we must, among other things:

•
maintain an election under the 1940 Act to be treated as a BDC;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of Common Shares or securities and other specified categories of investment income; and
•
maintain diversified holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year:
•
at least 50% of the value of our total gross assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and
•
no more than 25% of the value of our assets may be invested in securities of any one issuer (excluding U.S. government securities and securities of other RICs), the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

We may earn various fees which will not be treated as qualifying income for purposes of the 90% gross income test. We may also earn other types of income that will not be treated as qualifying income for purposes of the 90% gross income test.

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We generally expect to distribute substantially all of our earnings on a quarterly basis. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we hold securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments. Similarly, the terms of the debt instruments that we hold may be modified under certain circumstances. These modifications may be considered “significant modifications” for U.S. federal income tax purposes that give rise to deemed debt-for-debt exchange upon which we may recognize taxable income or gain without a corresponding receipt of cash.

In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and may raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level U.S. federal income tax.

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to shareholders, and distributions, if made, will be taxable to our shareholders as ordinary dividends to the extent of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our shareholders their share of the foreign taxes paid by us.

Taxation of U.S. Shareholders

Distributions from our investment company taxable income (consisting generally of net ordinary income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. shareholders as ordinary income to the extent made out of our current or accumulated earnings and profits. To the extent that such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“qualified dividend income”) may be eligible for a reduced U.S. federal income tax rate. In this regard, it is anticipated that our distributions generally will not be attributable to dividends received by us and, therefore, generally will not qualify for the reduced rates that may be applicable to qualified dividend income. Distributions generally will not be eligible for the dividends received deduction allowed to corporate shareholders. Distributions derived from our net capital gains (which generally is the excess of our net long-term capital gain over net short-term capital loss) which we report as capital gain dividends will be taxable to U.S. shareholders as long-term capital gain regardless of how long particular U.S. shareholders have held their shares. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s Common Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. shareholder.

Any dividends declared by us in October, November, or December of any calendar year, payable to shareholders of record on a specified date in such a month, which are actually paid during January of the following calendar year, will be treated as if paid by us and received by such shareholders during the quarter ended December 31 of the previous calendar year. In addition, we may elect to relate any undistributed investment company taxable income or net capital gains eligible for distribution as a dividend back to our immediately prior taxable year if we:

•
declare such dividend prior to the earlier of the 15th day of the ninth month following the close of that taxable year, or any applicable extended due date of our U.S. federal corporate income tax return for such prior taxable year;
•
distribute such amount in the 12-month period following the close of such prior taxable year and not later than the date of the first dividend of the same type is paid after such declaration; and
•
make an election in our U.S. federal corporate income tax return for the taxable year in which such undistributed investment company taxable income or net capital gains were recognized.

Any such election will not alter the general rule that a U.S. shareholder will be treated as receiving a dividend in the taxable year in which the dividend is distributed, subject to the October, November, or December dividend declaration rule discussed immediately above.

Although we intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s tax basis for their Common Shares. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

If an investor purchases Common Shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

If a U.S. shareholder sells or otherwise disposes of Common Shares, the U.S. shareholder will recognize gain or loss equal to the difference between its adjusted tax basis in the shares sold or otherwise disposed of and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon. In addition, all or a portion of any loss recognized upon a disposition of Common Shares may be disallowed if other Common Shares are otherwise purchased within 30 days before or after the disposition.

We will send to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts of such distributions includible in such U.S. shareholder’s taxable income for such year as ordinary dividends and capital gain dividends. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. shareholder’s particular situation.

Under applicable U.S. Treasury regulations, if a U.S. shareholder recognizes a loss with respect to our Common Shares of $2 million or more for a non-corporate U.S. shareholder or $10 million or more for a corporate U.S. shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. shareholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. shareholders should consult their own tax advisers to determine the applicability of these U.S. Treasury regulations in light of their individual circumstances.

We will be required in certain cases to backup withhold and remit to the U.S. Treasury a portion of qualified dividend income, ordinary income dividends and capital gain dividends, and the proceeds of redemption of shares, paid to any shareholder (a) who has provided either an incorrect tax identification number or no number at all, (b) whom the IRS subjects to backup withholding for failure to report the receipt of interest or dividend income properly or (c) who has failed to certify to us that it is not subject to backup withholding or that it is an “exempt recipient.” Backup withholding is not an additional tax and any amounts withheld may be refunded or credited against a shareholder’s federal income tax liability, provided the appropriate information is timely furnished to the IRS.

Potential Limitation with Respect to Certain U.S. Shareholders on Deductions for Certain Fees and Expenses

It is unclear whether we will be treated as a “publicly offered regulated investment company” in the future (within the meaning of Section 67 of the Code). If we are not treated as such for any calendar year, then, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the Management Fees and Incentive Fees paid to the Adviser and certain of our other expenses, (ii) each such U.S. shareholder will be treated as having received or accrued a dividend from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. In addition, we would be required to report the relevant income and expenses, including the Management Fee and the Incentive Fee, on Form 1099-DIV. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates for taxable years beginning after December 31, 2017 and before January 1, 2026.

Taxation of Tax-Exempt U.S. Shareholders

A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income, or UBTI. The direct conduct by a tax-exempt U.S. shareholder of the activities that we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. shareholder will not be subject to U.S. taxation solely as a result of such shareholder’s ownership of our shares and receipt of dividends that we pay. In addition, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our Common Shares. Therefore, a tax-exempt U.S. shareholder will not be treated as earning income from “debt-financed property” and dividends we pay will not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur.

Taxation of Non-U.S. Shareholders

Whether an investment in the Common Shares is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in the Common Shares by a Non-U.S. shareholder may have adverse tax consequences as compared to a direct investment in the assets in which we will invest. Non-U.S. shareholders should consult their tax advisors before investing in our Common Shares.

Distributions of our investment company taxable income that we pay to a Non-U.S. shareholder will be subject to U.S. withholding tax at a 30% rate to the extent of our current or accumulated earnings and profits unless (i) such dividends qualify for the pass-through rules described below, and such shareholder could have received the underlying income free of tax; (ii) such shareholder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty; or (iii) such shareholder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity.

Non-U.S. shareholders generally are not subject to U.S. federal income tax on capital gains realized on the sale of our shares or on actual or deemed distributions of our net capital gains. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

At the end of 2015, Congress permanently renewed the pass-through rules under which certain dividend distributions by RICs derived from our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year) qualify for an exemption from U.S. withholding tax. As a result, dividends that we designate as “interest-related dividends” or “short-term capital gain dividends” generally will be exempt from U.S. withholding tax if the underlying income is U.S.-source and the Non-U.S. shareholder could have received the underlying income free of tax. To the extent dividends are paid that do not qualify for this exemption (e.g., dividends related to foreign-source income or other income not treated as qualified net interest income or qualified short-term capital gains), some Non-U.S. shareholders may qualify for a reduced rate of U.S. withholding tax under an applicable tax treaty or for an exemption from U.S. withholding tax by reason of their status as a foreign sovereign or under special treaty provisions for certain foreign pension funds. Prospective investors should consult their own advisers regarding their eligibility for a reduced rate or exemption as described above. We will disclose information regarding our dividend distributions relevant for shareholder tax characteristics on an annual basis.

To qualify for an exemption or reduced rate of U.S. withholding tax (under a treaty, by reason of an exemption for sovereign investors, or under the rules applicable to interest-related dividends or short-term capital gain dividends), a Non-U.S. shareholder must comply with the U.S. tax certification requirements described below. A Non-U.S. shareholder must deliver to the applicable withholding agent and maintain in effect a valid IRS Form W-8BEN-E or other applicable tax certification establishing its entitlement to the exemption or reduced rate, or otherwise establishing an exemption from backup withholding.

In the case of distributions made by the Company (other than capital gain dividends), additional requirements will apply to Non-U.S. shareholders that are considered for U.S. federal income tax purposes to be a foreign financial institution or non-financial foreign entity, as well as to Non-U.S. shareholders that hold their shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution, under an agreement it has entered into with the U.S. government or under certain intergovernmental agreements, collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. shareholders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. shareholders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

A RIC is a corporation for U.S. federal income tax purposes. Under current law, a Non-U.S. shareholder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a RIC. Certain special rules apply to a Non-U.S. shareholder that is an entity qualifying for tax exemption under Section 892 of the Code. Such a Non-U.S. shareholders will generally not be treated as engaged in “commercial activity” merely by virtue of its ownership of our Common Shares and will generally be exempt from withholding tax on dividends received on Common Shares. Certain special rules apply to such Non-U.S. shareholders if we qualify as a U.S. real property holding corporation. We do not expect these special rules to apply but there cannot be any assurance thereof.

Non-U.S. shareholders should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the Common Shares.

U.S. information reporting requirements will apply and backup withholding will not apply to dividends paid on our shares to a Non-U.S. shareholder, provided the Non-U.S. shareholder provides to the applicable withholding agent a Form W-8BEN-E (or satisfies certain documentary evidence requirements for establishing that it is not a United States person) or otherwise establishes an exemption. Similarly, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of our shares effected outside the United States by a foreign office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a foreign partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a Non-U.S. shareholder and certain conditions are met, or such holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of our shares will be subject to both backup withholding and information reporting unless the Non-U.S. shareholder certifies its status that it is not a United States person under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a Non-U.S. shareholder may be refunded or credited against such shareholder’s U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Certain ERISA Considerations

The following is a summary of certain considerations associated with an investment in the Company by any (i) “employee benefit plan” (described in Section 3(3) of ERISA) that is subject to Title I of ERISA, (ii) “plan” described in Section 4975 of the Code that is subject to Section 4975 of the Code (including, without limitation, an individual retirement account (an “IRA”) and a “Keogh” plan), (iii) plan, fund, account or other arrangement that is subject to the provisions of any federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code (collectively, “Other Plan Laws”), and (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii) pursuant to ERISA or other applicable law (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to herein as a “Plan”).

General Fiduciary Matters

ERISA and the Code impose certain duties on persons who are fiduciaries of a Plan which is a Benefit Plan Investor (defined below) and prohibit certain transactions involving the assets of a Benefit Plan Investor and its fiduciaries or other interested parties. Under ERISA and the Code, any person who exercises any discretionary authority or control over the administration of a Benefit Plan Investor or the management or disposition of the assets of a Benefit Plan Investor, or who renders investment advice for a fee or other compensation to a Benefit Plan Investor, is generally considered to be a fiduciary of the Benefit Plan Investor. A “benefit plan investor” (“Benefit Plan Investor”) is generally defined under ERISA to include (a) an “employee benefit plan” described Section 3(3) of ERISA that is subject to Title I of ERISA, (b) a “plan” described in Section 4975 of the Code that is subject to Section 4975 of the Code (including “Keogh” plans and IRAs), and (c) an entity whose underlying assets are considered to include “plan assets” of any of the foregoing described in clauses (a) or (b) by reason of an investment by such an employee benefit plan or plan in the entity (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by Benefit Plan Investors and which does not satisfy another exception under ERISA).

In contemplating an investment in the Company, each fiduciary of the Plan who is responsible for making such an investment should carefully consider, taking into account the facts and circumstances of the Plan, whether such investment is appropriate for the Plan and is consistent with the applicable provisions of ERISA, the Code or any Other Plan Law relating to a fiduciary’s duties to the Plan including, without limitation, the prudence, diversification, delegation of control and prohibited transaction provisions of ERISA, the Code and any other applicable Other Plan Laws. Furthermore, absent an exemption, the fiduciaries of a Plan should not invest in the Company with the assets of any Plan if the Company, the Adviser or any of their respective affiliates is a fiduciary with respect to such assets of the Plan.

Prohibited Transaction Issues

Section 406 of ERISA and Section 4975 of the Code prohibit Benefit Plan Investors from engaging in specified transactions involving plan assets with persons or entities who are “parties in interest,” within the meaning of ERISA, or “disqualified persons” within the meaning of Section 4975 of the Code, unless an exemption is available. A party in interest or disqualified person who engaged in a non-exempt prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and the Code. In addition, the fiduciary of the Benefit Plan Investor that engaged in such a non-exempt prohibited transaction may be subject to penalties and liabilities under ERISA and the Code. The fiduciary of a Benefit Plan Investor that proposes to purchase or hold any Common Shares should consider, among other things, whether such purchase and holding may involve the sale or exchange of any property between a Benefit Plan Investor and a party in interest or disqualified person, or the transfer to, or use by or for the benefit of, a party in interest or disqualified person, of any assets of the Benefit Plan Investor. Depending on the satisfaction of certain conditions which may include the identity of the Benefit Plan Investor fiduciary making the decision to acquire or hold Common Shares on behalf of the Benefit Plan Investor, Prohibited Transaction Class Exemption (“PTCE”) 91-38 (relating to investments by bank collective investment funds), PTCE 84-14 (relating to transactions effected by a “qualified professional asset manager”), PTCE 95-60 (relating to investments by an insurance company general account), PTCE 96-23 (relating to transactions directed by an in-house asset manager), or PTCE 90-1 (relating to investments by insurance company pooled separate accounts) could provide an exemption from the prohibited transaction provisions of Section 406 ERISA and Section 4975 of the Code. It should be noted that these exemptions do not provide relief from the self-dealing prohibitions of Section 406 of ERISA or Section 4975 of the Code. Each of the above-noted exemptions contains conditions and limitations on its application. Fiduciaries of Benefit Plan Investors considering acquiring Common Shares in reliance on these or any other exemption should carefully review the exemption in consultation with its legal advisors to assure it is applicable. There can be no assurance that any of the foregoing exemptions or any other class, administrative or statutory exemption will be available with respect to any particular transaction involving the Common Shares.

Plan Asset Issues

An additional issue concerns the extent to which the Company or a portion of the assets of the Company could itself be treated as subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code. ERISA and Plan Asset Regulations concern the definition of what constitutes the assets of a Benefit Plan Investor for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code. Under ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”), generally when a Benefit Plan Investor acquires an “equity interest” in an entity that is neither a “publicly-offered security” (within the meaning of the Plan Asset Regulations) nor a security issued by an investment company registered under the 1940 Act, the Benefit Plan Investor’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that less than 25% of the total value of each class of equity interest in the entity is held by Benefit Plan Investors within the meaning of the Plan Asset Regulations (the “25% Test”) or that the entity is an “operating company” as defined in the Plan Asset Regulations. For purposes of the 25% Test, the assets of an entity will not be treated as “plan assets” if, immediately after the most recent acquisition of any equity interest in the entity, less than 25% of the total value of each class of equity interest in the entity is held by Benefit Plan Investors, excluding equity interests held by persons (other than Benefit Plan Investors) with discretionary authority or control over the assets of the entity or who provide investment advice for a fee (direct or indirect) with respect to such assets, and any affiliates thereof. A “publicly-offered security” is defined under the Plan Asset Regulations as is a security that is (a) “freely transferable,” (b) part of a class of securities that is “widely held,” and (c) (i) sold to the Benefit Plan Investor as part of an offering of securities to the public pursuant to an effective registration statement under the Securities Act, and the class of securities to which such security is a part is registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering of such securities to the public has occurred, or (ii) is part of a class of securities that is registered under Section 12 of the Exchange Act.

The Company will not be an investment company under the 1940 Act. Accordingly, the Company intends to conduct the affairs of the Company so that the Company’s assets should not be deemed to constitute “plan assets” of any shareholder which is a Benefit Plan Investor within the meaning of ERISA and the Plan Asset Regulations. In this regard, to the extent any class of our Common Shares do not meet the “publicly-offered” securities exception under the Plan Asset Regulations, the Company intend to satisfy another exception to the Plan Asset Regulations, including by limiting investment by, or prohibiting investment from, Benefit Plan Investors in our Common Shares, however no assurance can be given that this will be the case. In this respect (a) we may require any person proposing to acquire Common Shares furnish such information as may be necessary to determine whether such person is either (i) a Benefit Plan Investor or (ii) a person who has discretionary authority or control with respect to the assets of the Company or provides investment advice for a fee (direct or indirect) with respect to such assets, or an affiliate of such a person and (b) we will have the power to (i) exclude any investor or potential investor from purchasing Shares and (ii) prohibit any redemption of Common Shares and all Common Shares of the Company shall be subject to such terms and conditions.

Plan Asset Consequences

If the assets of the Company were deemed to be “plan assets” of one or more Benefit Plan Investors within the meaning of ERISA and the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to Investments, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Governmental Plans and Non-U.S. Plans

Certain Plans, such as governmental plans and non-U.S. plans, may not be subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, but may be subject to provisions of Other Plan Laws which may restrict the type of investments such a Plan may make, or otherwise have an impact on such a Plan’s ability to invest the Company. Accordingly, each Plan, including governmental and foreign plans, considering an investment in the Common Shares should consult with their legal advisors regarding their proposed investment in the Common Shares.

Representation

By acceptance of any class of our Common Shares each shareholder will be deemed to have represented and warranted that either (i) the shareholder is not, and is not investing on behalf of a Plan or (ii) (A) the purchase and holding of the Common Shares by such shareholder will not constitute a non-exempt prohibited transaction under ERISA or Section 4975 of the Code, or a violation under any applicable Other Plan Laws and (B) it is advised by a fiduciary that is (a) independent of the Company, Apollo, the Adviser and their respective affiliates; (b) capable of evaluating investment risks independently, both in general and with respect to particular transactions and investment strategies contemplated in this Annual Report; and (c) a fiduciary (under ERISA, Section 4975 of the Code or applicable Other Plan Law, as applicable) with respect to the Plan’s investment in the Common Shares, who is responsible for exercising independent judgment in evaluating the Plan’s investment in the Common Shares and any related transactions.

Reporting of Indirect Compensation

Under ERISA’s general reporting and disclosure rules, certain Benefit Plan Investors subject to Title I of ERISA are required to file annual reports (Form 5500) with the U.S. Department of Labor regarding their assets, liabilities and expenses. To facilitate a plan administrator’s compliance with these requirements it is noted that the descriptions contained in this Annual Report of fees and compensation, including the Management Fee and Incentive Fee payable to the Adviser, are intended to satisfy the disclosure requirements for “eligible indirect compensation” for which the alternative reporting option on Schedule C of Form 5500 may be available.

The foregoing discussion is general in nature and is not intended to be all-inclusive. The sale of our Common Shares to a Plan is in no respect a representation by us that such an investment meets all relevant legal requirements with respect to investments by Plans generally or any particular Plan, or that such an investment is appropriate for Plans generally or any particular Plan. Each Plan fiduciary should consult with its legal advisors concerning the considerations discussed above before making an investment in the Company. As indicated above, Other Plan Laws governing the investment and management of the assets of a Plan that is not subject to ERISA or Section 4975 of the Code, such as governmental and non-U.S. plans, may contain fiduciary and prohibited transaction requirements similar to those under ERISA and Section 4975 of the Code. Accordingly, such Plans, in consultation with their legal advisors, should consider the impact of their respective laws and regulations on an investment in the Company and the considerations discussed above, if applicable.

Item 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report, you should carefully consider the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Relating to the Current Environment

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, political unrest in South America and recent U.S. military action overseas. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. The debt capital that will be available to us in the future, if at all, may be impacted by changes in and uncertainty surrounding interest rates. Depending on the interest rate environment and general state of credit markets, potential debt capital may be available only at a higher cost and on terms and conditions less favorable than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our Common Shares, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, AGM and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Adviser’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.

In the normal course of business, we and our third-party service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.

Remote work has become more common among the employees and personnel of the Adviser, AGM and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary, and sensitive data of the Adviser, AGM and other third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer’s premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose the Adviser, AGM and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

Our business depends on the communications and information systems of AGM and other third-party service providers. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of AGM or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Adviser or AGM have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Adviser, AGM or our third-party service providers have established, or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Adviser, AGM and third-party service providers. AGM’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, AGM has implemented that were designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. AGM takes steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business and rely, may occur, and such events could disrupt our normal business operations and networks in the future.

We are subject to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations, adversely affecting the credit quality of our investments. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise. This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our Common Shares.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Common Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Common Shares.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“EURIBOR”), Sterling Overnight Index Average (“SONIA”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the net asset value of our common shares and our rate of return on invested capital.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common shares less attractive if we are not able to increase our dividend rate.

Because we intend to borrow money, and may issue preferred shares to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred shares and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred shares, which could reduce our net investment income. Our long-term fixed-rate investments are generally financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. Interest rate hedging activities do not protect against credit risk.

A change in the general level of interest rates may also lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in interest rates could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to pre-incentive fee net investment income. Additionally, to the extent that the floating interest rates applicable to our debt investments are subject to a negotiated cap or floor, we may be unable to capitalize upon favorable market fluctuations of interest rates. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments with interest rate caps do not rise to levels above the caps. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This in turn may result in the potential for a decrease in the level of income available for dividends or distributions made by us.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. The Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Adviser and under the oversight of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

The continued uncertainty relating to the U.S. and global economy could have a negative impact on our business.

The Company’s business is directly influenced by the economic cycle, and has been and could further be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend and interest paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Supply chain disruptions, such as the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on the broader Apollo relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.

The present U.S. federal income tax laws may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of us or an investment in our shares. For example, the Tax Cuts and Jobs Act enacted in 2017 made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes numerous provisions that impact corporations, including the implementation of a corporate alternative minimum tax and a 1% excise tax on certain stock repurchases and economically similar transactions. However, RICs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by RICs are specifically exempted from the 1% excise tax.

Uncertainty with respect to the financial stability of the United States and several countries in the EU could have a significant adverse effect on our business, financial condition, and results of operations.

In 2023, Fitch downgraded the federal government’s credit rating from AAA to AA+ and, in 2025, Moody's downgraded the federal government's credit rating from Aaa (negative) to Aa1 (stable). Further downgrades or warnings by S&P, Moody’s or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Following a period of heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, the Federal Reserve lowered the target rate three times in 2024 and three times in 2025. In 2026, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The U.S. may also increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Changes in existing laws or regulations, the interpretations thereof or newly enacted laws or regulations may negatively impact our business.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, or newly enacted laws or regulations, such as the Dodd-Frank Act, Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), the Coronavirus Aid, Relief, and Economic Security Act and the Small Business Credit Availability Act, could require changes to certain of our business, practices or that of our portfolio companies. These changes could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business, or business of our portfolio companies.

Some areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act, including the Volcker Rule, the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies. In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate or subject us to increased competition.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics.

Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the regions in which the Company invests), and thereby may adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments. Another severe health pandemic or epidemic can disrupt our and our portfolio companies’ businesses and materially and adversely impact our and/or their financial results.

Risks Relating to Our Business and Structure

We are a relatively new company and have limited operating history.

We are a non-diversified, closed-end management investment company that will elect to be regulated as a BDC with a limited operating history. As a result, we have limited financial information on which an investor can evaluate an investment in the Company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investor’s investment could decline substantially or an investor’s investment could become worthless. We anticipate that it will take multiple years to invest substantially all of the capital commitments received by us from this offering due to the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private corporate borrowers. To the extent required to comply with diversification requirements during the startup period, we will use funds to invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested.

We will pay a management fee to the Adviser throughout this startup period (other than during the period during which fees have been waived by the Adviser). If the management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, other BDCs and, to the extent they provide an alternative form of financing, private equity funds. Competition for investment opportunities intensifies from time to time and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. The loss of such investment opportunities may limit our ability to grow or cause us to have to shrink the size of our portfolio, which could decrease our earnings. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.

We intend to borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we intend borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that have priority over the claims of our shareholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our Common Shares. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Leverage is generally considered a speculative investment technique. The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

We have entered and intend to enter into credit facilities or issue debt pursuant to indentures that may impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. Our compliance with these covenants depends on many factors, some of which are beyond our control. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

Most of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser and under the oversight of our Board of Trustees and, as a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will not be publicly traded. The fair value of these investments may not be readily determinable. We value these investments quarterly, or as necessary for a Drawdown Purchase, at fair value (based on ASC 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by the Adviser and under the oversight of our Board of Trustees pursuant to a written valuation policy and a consistently applied valuation process. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For these securities for which a quote is either not readily available or deemed not to represent fair value, we utilize independent valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Our NAV could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon the disposal of such investments. In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized loss in our portfolio, as well as a reduction in NAV, in the past. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

The lack of liquidity in our investments may adversely affect our business.

We intend to generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager of AGM has material non-public information regarding such portfolio company.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of other clients) without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Trustees. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we should not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Trustees) the Adviser may not have the opportunity to cause us to participate.

There are significant potential conflicts of interest which could adversely affect our investment returns.

Allocation of Personnel. Potential investment and disposition opportunities are generally approved by our portfolio managers depending on the underlying investment type and/or the amount of such investment. Our executive officers and trustees, and the partners of our Adviser, ACM, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our shareholders. Moreover, we note that, notwithstanding the difference in principal investment objectives between us and other AGM funds, such other AGM sponsored funds, including new affiliated potential pooled investment vehicles or managed accounts not yet established (whether managed or sponsored by AGM or ACM itself), have and may from time to time have overlapping investment objectives with us and, accordingly, invest in, whether principally or secondarily, asset classes similar to those targeted by us. To the extent such other investment vehicles have overlapping investment objectives, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. As a result, certain partners of ACM may face conflicts in their time management and commitments as well as in the allocation of investment opportunities to other AGM funds. In addition, in the event such investment opportunities are allocated among us and other investment vehicles managed or sponsored by, or affiliated with, ACM our desired investment portfolio may be adversely affected. Although ACM endeavors to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by ACM or investment managers affiliated with ACM.

Information Barriers. Apollo currently operates without ethical screens or information barriers that some other investment management firms implement to separate persons who make investment decisions from others who might possess material nonpublic information that could influence such decisions. In an effort to manage possible risks arising from Apollo’s decision not to implement such screens, Apollo maintains a code of ethics (the “Code of Ethics”) and provides training to relevant personnel with respect to conflicts of interest and how such conflicts are identified and resolved under Apollo’s policies and procedures. In addition, Apollo’s compliance department maintains a list of restricted securities with respect to which Apollo could have access to material nonpublic information and in which the Adviser or one or more of its affiliates acts as general partner, manager, managing member, investment adviser, sponsor or in a similar capacity (collectively, including the Company, “Apollo Clients”) are not permitted to trade. In the event that any employee of Apollo obtains such material nonpublic information, Apollo will be restricted in acquiring or disposing of the relevant investments on behalf of Apollo Clients, which could impact the returns generated for such Apollo Clients.

Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material nonpublic information could fail and result in Apollo, or one of its investment professionals or other employees, buying or selling a security while, at least constructively, in possession of material nonpublic information. Inadvertent trading on material nonpublic information could have adverse effects on Apollo’s reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact Apollo’s ability to provide its investment management services to Apollo Clients. In addition, Apollo’s investment professionals or other employees will acquire, in their capacities as investment professionals or otherwise of one or more Apollo Clients (including the Company), nonpublic information regarding investment opportunities, business methodologies, strategies and other proprietary information that is shared with and ultimately used for the benefit of other Apollo Clients, including Apollo Clients (other than the Company) within Apollo’s credit business segment or in Apollo’s private equity or real assets business segments. Although Apollo will endeavor to ensure that such information sharing and use does not prejudice the Company or one or more other Apollo Clients, there can be no assurance that such endeavors will be sufficient or successful.

While Apollo currently operates without information barriers on an integrated basis, Apollo could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, Apollo’s ability to operate as an integrated platform would be impaired, which would limit the Adviser’s access to certain Apollo personnel and could adversely impact its ability to manage the Company’s investments. The establishment of such information barriers could also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which could adversely affect Apollo’s business and the Company.

Co-Investment Activity and Allocation of Investment Opportunities.

The Adviser can allocate co-investment opportunities among Co-Investors in any manner it deems appropriate in its sole discretion taking into account those factors that it deems relevant under the circumstances, including:

1.
the character or nature of the co-investment opportunity (e.g., its size, structure, geographic location, relevant industry, tax characteristics, timing and any contemplated minimum commitment threshold);
2.
the level of demand for participation in such co-investment opportunity;
3.
the ability of a prospective Co-Investor to analyze or consummate a potential co-investment opportunity, including on an expedited basis;
4.
certainty of funding and whether a prospective Co-Investor has the financial resources to provide the requisite capital;
5.
the investing objectives and existing portfolio of the prospective Co-Investor;
6.
as noted above, whether a prospective Co-Investor is a private fund or similar person or business sponsored, managed or advised by persons other than Apollo;
7.
the reporting, public relations, competitive, confidentiality or other issues that may also arise as a result of the co-investment;
8.
the legal, tax or regulatory constraints to which the proposed investment is expected to give rise or that are applicable to a prospective Co-Investor;
9.
the ability of the prospective Co-Investor to make commitments to invest in other Apollo Clients (including contemporaneously with the applicable co-investment);
10.
Apollo’s own interests;
11.
the prospective Co-Investor can provide a strategic, sourcing or similar benefit to Apollo, the Company, a Portfolio Company or one or more of their respective affiliates due to industry expertise, regulatory expertise, end-user expertise or otherwise;
12.
the prospective Co-Investor’s existing or prospective relationship with Apollo; and
13.
with respect to the Company, the restrictions set forth in the Order.

“Co-Investors” and any similar terminology are intended to refer to investment opportunities that are allocated to the Company based on its investment strategy and objectives and with respect to which the Adviser has, in each case, in its sole discretion, determined that it is appropriate to offer the opportunity to co-invest alongside the Company to one or more such Co-Investors. Some of the Co-Investors with whom the Company may co-invest have pre-existing investments with Apollo, and the terms of such pre-existing investments may differ from the terms upon which such persons may invest with the Company in such investment.

With respect to allocations influenced by Apollo’s own interests, there may be a variety of circumstances where Apollo will be incentivized to afford co-investment opportunities to one Co-Investor over another. For example, depending on the fee structure of the co-investment opportunity, if any, Apollo may be economically incentivized to offer such co-investment opportunity to certain Co-Investors over others based on its economic arrangement with such Co-Investors in connection with the applicable co-investment opportunity or otherwise. Additionally, Apollo may be contractually incentivized or obligated to offer certain Co-Investors a minimum amount of co-investment opportunities or otherwise bear adverse economic consequences for failure to do so, which consequences may include, a loss of future economic rights, including carried interest or other incentive arrangements.

Apollo may allocate co-investment opportunities to prospective Co-Investors that ultimately decline to participate in the offered co-investment. In such instance, if another Co-Investor is not identified, the certain Apollo Clients may be unable to consummate an investment, or may end up holding a larger portion of an investment than Apollo had initially anticipated. To the extent that this happens, the Apollo Client may have insufficient capital to pursue other opportunities or may not achieve its intended portfolio diversification.

The Company may co-invest together with other Apollo Clients in some or all of the Company’s investment opportunities, consistent with the Order. Apollo may also offer co-investment opportunities to Apollo co-investment vehicles (which may include participation by Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo). In determining the allocation of such co-investment opportunities, Apollo considers a multitude of factors, including its own interest in investing in the opportunity, including the Apollo Co-Investment Percentage. With respect to the Company, any co-investment expenses shall be paid consistent with the Order. With respect to other Co-Investors that committed to participate in a particular unconsummated co-investment, such Co-Investors shall bear their proportionate share of any fees, costs or expenses related to such unconsummated co-investment, such as reverse break-up fees or broken deal expenses.

Fees and Expenses. In the course of our investing activities, we pay management and incentive fees to ACM, and reimburse ACM for certain expenses it incurs. As a result, investors in our Common Shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of ACM has interests that differ from those of our common shareholders, giving rise to a conflict.

We are allowed to borrow amounts such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Accordingly, the Adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our modified asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the Management Fees payable to the Adviser and may also result in an increase in the Incentive Fees payable to the Adviser.

ACM receives a quarterly incentive fee based, in part, on our pre-incentive fee income, if any, for the immediately preceding calendar quarter. This incentive fee will not be payable to ACM unless the pre-incentive net investment income exceeds the performance threshold. To the extent we or ACM are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide ACM with an incentive to induce our portfolio companies to prepay interest or other obligations in certain circumstances.

Allocation of Expenses. We entered into a royalty-free license agreement (the “License Agreement”) with Apollo IP Holdings, LLC, pursuant to which Apollo IP Holdings, LLC has agreed to grant us a non-exclusive license to use the name “Apollo.” Under the license agreement, we have the right to use the “Apollo” name for so long as ACM or one of its affiliates remains the Adviser. In addition, we rent office space from ACM, and pay ACM our allocable portion of overhead and other expenses incurred by ACM in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of our Chief Financial Officer, Chief Legal Officer and Chief Compliance Officer and their respective staffs, which can create conflicts of interest that our Board of Trustees must monitor.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, may cause the Company to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of the Company to the Company or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust or the Bylaws, or (iv) any action asserting a claim governed by the internal affairs (or similar) doctrine shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction; provided, however, that the U.S. federal district courts shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the 1940 Act, the Securities Act, and the Exchange Act. The exclusive federal forum provision may expose investors to increased risks to successfully bringing claims, including increased expense, decreased convenience and the possibility that the exclusive federal forum provision may not be enforceable since both the Securities Act and 1940 Act permit investors to bring claims arising from these Acts in both state and federal courts.

In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless (i) the shareholder makes a pre-suit demand upon the Trustees and (ii) affords the Trustees a reasonable amount of time to consider such request and to investigate the basis of such claim. Except for claims arising under the U.S. federal securities laws, including, without limitation, the 1940 Act, (i) any claim must be brought as a derivative claim, irrespective of whether such claim involves a violation of the shareholder’s rights under our Declaration of Trust or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim, (ii) the Trustees shall be entitled to retain counsel and other advisors in considering the merits of the request and may require such shareholder to reimburse the Company for the expense of any such advisors in the event that the Trustees determine not to bring such action, and (iii) holders of at least 10% of the outstanding shares must join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. The exclusive forum provision, derivative action provision and jury trial waiver provision may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Company or the Company’s trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision, derivative action provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

We and our portfolio companies may experience cyber security incidents and are subject to cyber security risks.

Our business and the business of our portfolio companies relies upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our and our portfolio company’s information technology systems could become subject to cyber- attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users). Our employees and the Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition or the business, results of operations and financial conditions of our portfolio companies.

Cyber security failures or breaches by the Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our shareholders could be negatively impacted as a result. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, and/or regulatory penalties.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

We are dependent upon management personnel of the Adviser for our future success and upon their access to AGM’s investment professionals and partners.

We depend on the diligence, skill and network of business contacts of the senior management of ACM specifically and AGM generally. Members of our senior management may depart at any time. We also depend, to a significant extent, on ACM’s access to the investment professionals and partners of AGM and the information and deal flow generated by the AGM investment professionals in the course of their investment and portfolio management activities. The senior management of ACM evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of senior members of AGM’s credit platform, including the senior management team of ACM. The departure of our senior management, any senior managers of ACM, or of a significant number of the investment professionals or partners of AGM, could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that ACM will remain our Adviser or that we will continue to have access to AGM’s partners and investment professionals or its information and deal flow.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital.

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a BDC, we currently are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred share we may issue in the future, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred shares. If this ratio declines below 150%, the contractual arrangements governing these securities may require us to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

BDCs may issue and sell common shares at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. Although we currently do not have such authority, we may in the future seek to receive such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.

In the event we sell, or otherwise issue, shares of our Common Shares at a price below net asset value per share, existing shareholders will experience net asset value dilution and the investors who acquire shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a shareholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

In addition to issuing securities to raise capital as described above, we may in the future securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

We may in the future determine to fund a portion of our investments with preferred shares, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred shares, which are another form of leverage, have the same risks to our common shareholders as borrowings because the dividends on any preferred shares we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred shares must take preference over any dividends or other payments to our common shareholders, and preferred shareholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

We may suffer credit losses.

Investment in corporate borrowers are highly speculative and involves a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, as the U.S. and many other economies have experienced. See “—Risks Relating to Our Investments.”

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Common Shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Shares.

Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our portfolio companies.

We are subject to changing rules and regulations of federal and state governments. In particular, changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

Our business will require a substantial amount of capital to grow because we must distribute most of our income.

Our business will require a substantial amount of capital. We intend to issue equity securities and borrow from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred shares may be restricted if our total assets are less than 150% of our total borrowings and preferred shares.

We may choose to pay dividends in our own Common Shares, in which case you may be required to pay federal income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and shares of our Common Shares at the election of each shareholder. The Internal Revenue Service has issued guidance on cash/stock dividends paid by publicly traded RICs where certain requirements are satisfied, including that the cash component is at least 20%. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in share) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the Common Shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our Common Shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Shares. In addition, if a significant number of our shareholders determine to sell our Common Shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Common Shares. It is unclear whether and to what extent we would choose to pay taxable dividends in cash and Common Shares.

To the extent original issue discount (“OID”) and payment-in- kind (“PIK”) interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID, which may arise if, for example, we receive warrants in connection with the making of a loan or PIK interest, which represents contractual interest added to the loan balance and typically due at the end of the loan term, or possibly in other circumstances. Such OID is included in income before we receive any corresponding cash payments and could be significant relative to our overall investment activities. Loans structured with these features may represent a higher level of credit risk than loans the interest on which must be paid in cash at regular intervals. We also may be required to include in income certain other amounts that we do not receive in cash. To the extent zero coupon bonds and PIK loans constitute a significant portion of our income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including: (1) higher interest rates, reflecting the payment deferral and increased credit risk associated with these instruments; (2) unreliable valuations because PIK loans’ continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (3) greater susceptibility to interest rate changes and more volatility than securities that pay interest periodically and in cash; (4) that required cash distributions may have to be paid from offering proceeds or the sale of Company assets without notice to investors since OID income is accrued without any cash being received by the Company; (5) an increased loan-to-value ratio, a measure of the riskiness of a loan, due to the deferral of PIK interest; (6) that even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (7) OID creates the risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.

The incentive fee payable by us that relates to our net investment income is computed and paid on income that may include some interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our Adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations in order to meet distribution and/or leverage requirements.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends, in part, on our ability to grow, which depends, in turn, on ACM’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of ACM’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of ACM has substantial responsibilities under the investment advisory management agreement, and with respect to certain members, in connection with their roles as officers of other AGM funds.

They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we and ACM may need to hire, train, supervise and manage new employees. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our periodic results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates on preferred shares we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Common Shares and our ability to pay dividends.

Our business is dependent on our Adviser and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third- party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and

•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our Common Shares and our ability to pay dividends to our shareholders.

The effect of global climate change may impact the operations of our portfolio companies.

There is evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require additional investments by our portfolio companies engaged in the energy business in more pipelines and other infrastructure to serve increased demand. Increases in the cost of energy also could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

Our Adviser and Administrator have the right to resign on 120 days’ or 60 days’ notice, respectively, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

Our Adviser and Administrator have the right, under our Advisory Agreement and Administration Agreement, respectively, to resign at any time upon not less than 120 days’ or 60 days’ written notice, respectively, whether we have found a replacement or not. If our Adviser or our Administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or 60 days, as applicable, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates or our Administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure investors that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Risks Relating to Our Investments

Our investments in portfolio companies are risky, and we could lose all or part of our investment.

Our investments may be risky and there is no limit on the amount of any such investments in which we may invest. In addition, investment analyses and decisions by the Company and the Adviser will often be undertaken on an expedited basis in order for the Company to take advantage of investment opportunities. In such cases, the information available to the Company and the Adviser at the time of an investment decision may be limited, and the Company and the Adviser may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the financial information available to the Company and the Adviser may not be accurate or provided based upon accepted accounting methods. The Company and the Adviser will rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. See “Item 1A. Risk Factors—Risks Relating to the Current Environment—Certain of our portfolio companies’ businesses could be adversely affected by the effects of health pandemics or epidemics, which could have a negative impact on our and our portfolio companies’ businesses and operations.” Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Our portfolio companies may be highly leveraged and a covenant breach by our portfolio companies may harm our operating results.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to, among other things, lender liability or fraudulent conveyance claims.

We could, in certain circumstances, become subject to potential liabilities that may exceed the value of our original investment in a portfolio company that experiences severe financial difficulties. For example, we may be adversely affected by laws related to, among other things, fraudulent conveyances, voidable preferences, lender liability, and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments, if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs. This would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

Our portfolio contains a limited number of portfolio companies, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

A consequence of the limited number of investments in our portfolio is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant portfolio company investments perform poorly or if we need to write down the value of any one significant investment. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our portfolio could contain relatively few portfolio companies.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

When we do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We have invested and will continue to invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of ACM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies.

If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than public company competitors, which often are larger. These factors could affect our investment returns.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We have invested and intend to invest primarily in mezzanine and senior debt securities issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our incentive fee may induce the Adviser to make certain investments, including speculative investments.

The incentive fee payable by us to ACM may create an incentive for ACM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to ACM is determined, which is calculated separately in two components as a percentage of the net investment income (subject to a performance threshold) and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our Common Shares, including investors in offerings of Common Shares, securities convertible into our Common Shares or warrants representing rights to purchase our Common Shares or securities convertible into our Common Shares. In addition, ACM receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on net investment income, there is no performance threshold applicable to the portion of the incentive fee based on net capital gains. As a result, ACM may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to ACM also may create an incentive for ACM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. The payment of incentive fees to ACM is made on accruals of expected cash interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Thus, while a portion of this incentive fee would be based on income that we have not yet received in cash and with respect to which we do not have a formal claw-back right against our Adviser per se, the amount of accrued income to the extent written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment. However, even if a loan is put on non-accrual status, its capitalized interest will not be reversed and may continue to be included in the calculation of the base management fee based on an estimation of the loan’s fair value.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to ACM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common shareholders will bear his or her share of the management and incentive fee of ACM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

We may invest in “covenant-lite” obligations.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle market companies in these economies.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

Hedging transactions may expose us to additional risks.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by any changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy and any rule changes enacted by the CFTC. In addition, tax rules governing our transactions in hedging instruments may affect whether gains and losses recognized by us are treated as ordinary or capital, accelerate our recognition of income or gain, defer losses, and cause adjustments in our holding periods of securities, thereby affecting, among other things, whether capital gains and losses are treated as short-term or long-term. These rules could therefore affect the amount, timing and/or character of distributions to shareholders.

New market structure requirements applicable to derivatives could significantly increase the costs of utilizing OTC derivatives.

The Dodd-Frank Act made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. Similar changes are in the process of being implemented in other major financial markets.

These changes include, but are not limited to: requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; and enhanced documentation requirements and recordkeeping requirements. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as nondeliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected.

While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, the impact of these changes is not known at this time. Furthermore, “financial end users,” such as us, that enter into OTC derivatives that are not cleared will, pending finalization of the applicable regulations, generally be required to provide margin to collateralize their obligations under such derivatives. Under current proposed rules, the level of margin that would be required to be collected in connection with uncleared OTC derivatives is in many cases substantially greater than the level currently required by market participants or clearinghouses.

Lastly, future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use certain instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure that we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that ACM, in order to maintain its relief from the CFTC’s CPO registration requirements, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief that, at the time it enters into such an agreement, it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts. Based on our anticipated use of derivatives primarily for interest rate hedging purposes, we expect to qualify as a limited derivatives user under the rule. However, we cannot assure investors that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

Our investments in the healthcare and pharmaceutical services industry are subject to extensive government regulation and certain other risks particular to that industry.

We invest in healthcare and pharmaceutical services. Our investments in portfolio companies that operate in this industry are subject to certain significant risks particular to that industry. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry. In particular, health insurance reform, including The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, or Health Insurance Reform Legislation, could have a significant effect on our portfolio companies in this industry. As health insurance reform legislation is implemented, our portfolio companies in this industry may be forced to change how they do business. We can give no assurance that these portfolio companies will be able to adapt successfully in response to these changes. Any of these factors could materially adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Risks Relating to Our Debt Instruments

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets which constitute collateral, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We also may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests an investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.

Risks Relating to an Investment in Our Common Shares

An investment in our Common Shares will have limited liquidity.

Our Common Shares constitute illiquid investments for which there is not a secondary market and none is expected to develop. An investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. A shareholder generally may not Transfer its Common Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.

There is a risk that investors in our Common Shares may not receive dividends or that our dividends may not grow over time.

We intend pay dividends to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by the impact of one or more of the risk factors described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our credit facilities, we may be limited in our ability to pay dividends. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—Risks Relating to Our Business and Structure—To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.”

Therefore, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we may not have received the corresponding cash amount. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

To the extent that the amounts distributed by us exceed our current and accumulated earnings and profits, these excess distributions will be treated first as a return of capital to the extent of a shareholder’s tax basis in his or her shares and then as capital gain. Reducing a shareholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares.

The part of the Incentive Fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the Incentive Fee will become uncollectible. Consequently, while we may make Incentive Fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which the write-off is taken and thereby reduce that period’s Incentive Fee payment, if any.

Certain shareholders, in addition to the Company, will be subject to Exchange Act filing requirements, which will result in increased costs to the Company and those particular shareholders.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Shareholders will bear the responsibility for making all Exchange Act filings to which they may be subject, including paying for filing and any related legal costs, and are responsible for monitoring their ownership in the Company. Shareholders who fail to make required Exchange Act filings may face enforcement actions and fines from the SEC.

Additionally, the Company will be required to make ongoing Exchange Act filings, which will result in the Company incurring filing costs for each filing, in addition to the possibility of increased legal costs related to reviewing and approving filings.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board of Trustees. Decreases in the fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the fair value of our investments will reduce our NAV.

Investing in our Common Shares may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance.

There are severe economic consequences for defaulting shareholders.

If shareholders fail to fund their commitment obligations or to make required capital contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A shareholder’s failure to fund such amounts when due causes that shareholder to become a defaulting shareholder. A defaulting shareholder will have ten business days to cure its deficiency following the required funding date, after which the defaulting shareholder will forfeit its right to participate in future investments and 50% of its Common Shares will be transferred to the non-defaulting shareholders on a pro rata basis. If a substantial number of shareholders become defaulting shareholders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Company and restrict the Company’s ability to meet loan obligations. Any single defaulting shareholder could cause substantial costs to be incurred by the Company if such default causes the Company to fail to meet its contractual obligations or if the Company must pursue remedial action against such shareholder.

If the Company fails to meet its contractual obligations related to a portfolio investment due to a defaulting shareholder, the relevant portfolio company may have a cause of action against the Company, which may include a claim against assets of the Company other than the Company’s interest in such portfolio company. A creditor of the Company (including a portfolio company with respect to which the Company has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole. As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, the remaining assets of the Company will likely be subject to such claim.

There are special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time, if any, as our Common Shares are considered “publicly- offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in our Common Shares by Benefit Plan Investors to less than 25% of the total value of our Common Shares (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each “disqualified person” (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Accordingly, until such time, if any, as our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power, among other things, to (a) reject, in whole or in part, the subscription of any prospective investor to the Company; (b) withhold consent to the Transfer of Common Shares, including in circumstances where the Adviser determines necessary or desirable in order to facilitate compliance with ERISA or the Plan Asset Regulations; and (c) call Drawdown Purchases on a non-pro rata basis, and all Common Shares of the Company shall be subject to such terms and conditions.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC.

To maintain our RIC status under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our “investment company taxable income” (generally, our ordinary income and the excess, if any, of our net short-term capital gains over our net long-term capital losses), if any, to our shareholders on an annual basis. To the extent we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under loan and credit agreements, and could in some circumstances also become subject to such requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to maintain our status as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to corporate-level income tax. To maintain our status as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to maintain our status as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our shareholders.

To maintain our status as a RIC in a subsequent year, we would be required to distribute to our shareholders our earnings and profits attributable to non-RIC years. In addition, if we failed to maintain our status as a RIC for a period greater than two taxable years, then we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years, in order to qualify as a RIC in a subsequent year.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or we may engage in transactions, including debt modifications or exchanges, that require us to recognize income without the corresponding receipt of cash. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate shareholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we generally expect to qualify as a RIC, we anticipate that we will not qualify as a publicly offered RIC immediately after the commencement of the Private Offering, although we may qualify as a publicly offered RIC upon the completion of the Private Offering. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our Management Fees, will be treated as an additional distribution to the shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

Certain shareholders may be subject to U.S. dividend withholding tax on our distributions.

A shareholder will be subject to U.S. federal dividend withholding tax on our distributions unless a withholding tax exemption applies. A shareholder may also be subject to U.S. federal withholding tax if it does not comply with applicable U.S. tax requirements to certify its status for U.S. tax purposes. Amounts that are withheld, to the extent in excess of the shareholder’s U.S. federal income tax liability, can generally be recovered by filing a U.S. federal income tax return; however, the administrative burden and cost of filing such a U.S. federal income tax return may outweigh the benefit of recovering such amounts.

General Risk Factors

Volatility in the global financial markets could have a material adverse effect on our business, financial condition and results of operations.

Volatility in the global financial markets could have an adverse effect on the United States and could result from a number of causes. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe.

Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. See “—Risks Relating to the Current Environment—We are subject to risks associated with changes in interest rates, including the current interest rate environment.”

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East, including the joint U.S.-Israeli strikes on Iran in February 2026, have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed BDC, our risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Adviser, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by Apollo, and we rely on Apollo for assessing, identifying and managing material risks to our business from cybersecurity threats.

Apollo’s Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“ERM”). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” Apollo’s Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. Apollo’s Chief Information Security Officer (“CISO”) and the Chief Information Security Officer of Athene Holding Ltd. (“AHL’s CISO”), a subsidiary of Apollo, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Adviser and its affiliates.
•
Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with our management and our Board, as applicable, in a timely manner.
•
Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.

•
Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as our company, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected our company, including our business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure - Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”

Cybersecurity Governance

Apollo’s Board of Directors’ oversight of cybersecurity risk management is supported by the audit committee of Apollo’s Board of Directors (the “AGM Audit Committee”), the AAM Global Risk Committee (“AGRC”), the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. Apollo’s Board of Directors, the AGM Audit Committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, Apollo’s Chief Security Officer (“CSO”), the CISO, the AHL CISO. other members of management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, Apollo’s Board of Directors and/or the AGM Audit Committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full Apollo Board of Directors or the AGM Audit Committee receives presentations and reports on cybersecurity risks from Apollo’s CSO or CISO, as well as from AHL’s CISO, at least annually.

Apollo’s CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously Apollo’s CISO for nearly eight years. Apollo’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

Apollo’s CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo’s cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to Apollo’s audit committee or Apollo’s Board of Directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of our Board, our audit committee regularly interacts with, and receives reports from, our management, the Adviser, Apollo, and other service providers. The audit committee of our Board receives presentations and reports on cybersecurity risks from Apollo’s CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo’s peers and third parties. Additionally, Apollo and other service providers periodically report to management as it relates to our cybersecurity practices.

Apollo’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to our management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to our company, the Adviser, and evaluation of the adequacy of our cybersecurity program (as coordinated through the Adviser and Apollo), including risk mitigation, compliance and controls.

Item 2. Properties

Our headquarters are located at 9 West 57th Street, New York, NY 10019 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have offered and sold our Common Shares in the Private Offering in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. There is no public market for our Common Shares currently, nor do we expect one to develop.

Because our Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Common Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 12, 2026, there was 1 holder of record of our Common Shares.

Distributions

The following table presents distributions that were declared during the year ended December 31, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Shares	Amount
12/26/2025	12/26/2025	12/29/2025	$1.92	$53,848
				$53,848

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The year ended December 31, 2025 represents the period from January 1, 2025 to December 31, 2025. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Overview

Apollo Origination II (Levered) Capital Trust (the “Company,” “we,” “us” or “our”) was organized as a Delaware statutory trust on June 26, 2024. We are a closed-end, externally managed, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on January 28, 2025. The Company's investment activities are managed by Apollo Credit Management, LLC (the “Adviser” or “ACM”), an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), as amended. The Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring our portfolio on an ongoing basis. We have also elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Assuming we qualify as a RIC, we generally do not pay corporate-level federal income taxes on any income we distribute to our shareholders.

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

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 22,533,408 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in Capital Commitments, providing for the private placement of our Shares. On September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors. Further, on November 21, 2025, the Company issued and sold 1,101,726

Shares and received $30 million as payment for such Shares pursuant to drawdown notices issued to investors. In addition, on December 19, 2025, the Company issued and sold 3,463,361 Shares and received $95 million as payment for such Shares pursuant to drawdown notices issued to investors.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the year ended December 31, 2025, were as follows:

For the Year Ended December 31,
(in thousands)*	2025
Investments made in portfolio companies	$1,595,386
Investments sold	(111,630)
Net investment activity	$1,483,756

Portfolio companies, at beginning of period	-
Number of investments in new portfolio companies	61
Number of exited companies	(4)
Portfolio companies at end of period	57

Number of investments in existing portfolio companies	57

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of December 31, 2025 were as follows:

December 31, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.00%
Weighted average yields, at amortized cost (1):
First lien secured debt	8.69%
Total portfolio	8.71%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$52,486
Floating rate amount (in thousands)	$1,439,318
Fixed rate, as percentage of total	3.52%
Floating rate, as percentage of total	96.48%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$50,290
Floating rate amount (in thousands)	$1,437,593
Fixed rate, as percentage of total	3.38%
Floating rate, as percentage of total	96.62%

* Totals may not foot due to rounding.

(1) An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the year ended December 31, 2025 and for the period from June 26, 2024 (inception) through December 31, 2024 were as follows:

	For the Year Ended December 31,	For the Period from June 26, 2024 (Inception) through December 31,
(in thousands)*	2025	2024
Total Investment Income	$107,992	$-
Total Expenses	(57,139)	(87)
Net Investment Income (loss)	50,853	(87)
Net realized gains (losses)	3,316	-
Net change in unrealized gains (losses)	4,036	-
Net realized and change in unrealized gains (losses)	$7,352	$-
Net increase (decrease) in net assets resulting from operations	$58,205	$(87)

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations is due to the commencement of investment operations, purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the year ended December 31, 2025 were as follows:

For the Year Ended December 31,
(in thousands)*	2025
Interest income	$101,816
PIK interest income	2,846
Dividend income	1,264
Other income	2,066
Total investment income	$107,992

* Totals may not foot due to rounding.

For the year ended December 31, 2025, total investment income was $107,992, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,493,627 as of December 31, 2025. Additionally, our weighted average yield on debt was 8.71% for the year ended December 31, 2025. For the year ended December 31, 2025, payment-in-kind interest (“PIK”) income represented 2.6% of total investment income.

We plan to generate revenue primarily in the form of interest income from the securities we hold. We expect most of our debt investments, in the form of mezzanine or senior secured loans, will generally have a stated term of five to ten years and bear interest at a fixed rate or a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”), the federal funds rate, or the prime rate. Interest on debt securities is generally payable quarterly or semiannually, and while U.S. subordinated debt and corporate notes typically accrue interest at fixed rates, some of our investments may include zero coupon and/or step-up bonds that accrue income on a constant yield to call or maturity basis. In addition, some of our investments may provide for PIK interest or dividends. Such amounts of accrued PIK interest or dividends are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. In addition, we may generate revenue in the form of prepayment and other fees in connection with transactions. Loan origination fees, original issue discount and market discount or premium will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on debt investments as interest income when earned. Dividend income on equity investments will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. We may also generate revenue in the form of commitment, origination, structuring fees, fees for providing managerial assistance and, if applicable, consulting fees.

Expenses

Expenses for the year ended December 31, 2025 and for the period from June 26, 2024 (inception) through December 31, 2024 were as follows:

	For the Year Ended December 31,	For the Period from June 26, 2024 (Inception) through December 31,
(in thousands)*	2025	2024
Management fees	$4,198	$-
Performance-based incentive fees	6,472	-
Interest and other debt expenses	43,213	-
Administration fees	678	7
Trustee fees	147	-
Other general and administrative expenses	2,196	-
Organizational fees	235	15
Professional fees	-	65
Total expenses	$57,139	$87

* Totals may not foot due to rounding.

For the year ended December 31, 2025 and period ended December 31, 2024, net expenses were $57.1 million and $0.1 million, respectively. The increase in expenses compared to the prior period was primarily attributable to interest and other debt expenses following the commencement of the Company’s investment operations and its launch as a BDC on January 24, 2025.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the year ended December 31, 2025 were comprised of the following:

For the Year Ended December 31,
(in thousands)*	2025
Non-controlled/non-affiliated investments	$3,429
Foreign currency transactions	(113)
Net realized gains (losses)	$3,316

* Totals may not foot due to rounding.

For the year ended December 31, 2025, we generated total net realized gains (losses) of $3,316, driven by net realized gains (losses) of $3,429 respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $(113) respectively for the year ended December 31, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the year ended December 31, 2025 were comprised of the following:

For the Year Ended December 31,
(in thousands)*	2025
Non-controlled/non-affiliated investments	$3,921
Foreign currency translations	115
Net unrealized gains (losses)	$4,036

* Totals may not foot due to rounding.

For the year ended December 31, 2025, we recognized gross unrealized gains of $7,689 and gross unrealized (losses) of $(3,653), resulting in net change in unrealized gains of $4,036. The fair value of our debt investments as a percentage of principal as of December 31, 2025 was 100%.

Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the private offerings, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares.

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

Contractual Obligations

We have entered into the Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Advisory Agreement and reimbursements under the Administration Agreement are described in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.

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

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See Note 3 to our consolidated financial statements in this Annual Report on Form 10-K for more information.

Cash Equivalents

The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and near their maturity that they present insignificant risk of changes in value because of changes in interest rates. Generally, only securities with a maturity of three months or less from the date of purchase would qualify, with limited exceptions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements and other high-quality, short term debt securities would qualify as cash equivalents. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for more information. At the end of each fiscal quarter, we consider taking proactive steps utilizing cash equivalents with the objective of enhancing our investment flexibility during the following quarter, pursuant to Section 55 of the 1940 Act. More specifically, we may purchase U.S. Treasury bills from time-to-time on the last business day of the quarter and typically close out that position on the following business day, settling the sale transaction on a net cash basis with the purchase, subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the AOP II Maple Credit Facility and/or the AOP II Jasmine Credit Facility, as we deem appropriate.

Debt

See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of December 31, 2025. The Company had no debt obligations as of December 31, 2024.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$325,900	$-	$-	$325,900	$-
AOP II Jasmine Credit Facility	489,898	-	489,898	-	-
Total Debt Obligations	$815,798	$-	$489,898	$325,900	$-

Net Assets

See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for information on the Company’s Shares and related capital activities.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may in the future be limited in our ability to make distributions. Also, our revolving credit facility may limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain other conditions. If we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual PIK, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may not be able to meet the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to the distributions to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders.

PIK Income

For the year ended December 31, 2025, PIK income totaled $2,846 on total investment income of $107,992. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Annual Report on Form 10-K for more information on the Company’s PIK income. For the period ended December 31, 2024, the Company had no PIK income.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, gains and losses. Changes in the economic environment, financial markets, credit worthiness of portfolio companies and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements.

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

Investments for which market quotations are readily available are typically valued at such market quotations. In order to verify whether market quotations are deemed to represent fair value, the Adviser looks at certain factors including the source and nature of the quotations. Market quotations may be deemed not to represent fair value in certain circumstances where the Adviser reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security causes current market quotes not to reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “fire sale” by a distressed seller.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

See Notes 2 and 4 to our consolidated financial statements in this Annual Report on Form 10-K for additional information regarding the fair value of our financial instruments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. For additional information concerning potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors.”

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.

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

As of December 31, 2025, 96.6% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to nine months after which they reset to current market interest rates, and many of which are subject to certain floors. The AOP II Maple Credit Facility will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA and the AOP II Jasmine Credit Facility will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$26.3	$0.9
Up 150 basis points	19.7	0.7
Up 100 basis points	13.1	0.5
Up 50 basis points	6.5	0.2
Down 50 basis points	(6.5)	(0.2)
Down 100 basis points	(13.1)	(0.5)
Down 150 basis points	(19.7)	(0.7)
Down 200 basis points	(26.3)	(0.9)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (Levered) Capital Trust

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Apollo Origination II (Levered) Capital Trust and subsidiaries (the "Company") as of December 31, 2025 and 2024, including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, cash flows, and changes in net assets for the year ended December 31, 2025 and the period from June 26, 2024 (Inception) through December 31, 2024, the financial highlights for the period from January 24, 2025 through December 31, 2025, and the related notes (collectively referred to as the ”financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, cash flows, and changes in net assets for the year ended December 31, 2025 and the period from June 26, 2024 (Inception) through December 31, 2024, and the financial highlights for the period from January 24, 2025 through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 12, 2026

We have served as the Company’s auditor since 2024.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $1,489,706 and $0 at December 31, 2025 and December 31, 2024, respectively)	$1,493,627		$-
Cash and cash equivalents	36,877		2
Due from counterparties	2,183		-
Interest receivable	8,873		-
Other assets	202		-
Total Assets	$1,541,762		$2

Liabilities
Debt (net of deferred financing costs of $4,549 and $0 at December 31, 2025 and December 31, 2024, respectively)	$811,249		$-
Interest payable	8,532		-
Performance-based incentive fees payable	2,281		-
Administration fees payable	453		8
Professional fees payable	-		65
Accrued organizational costs	11		15
Management fees payable	1,232		-
Other liabilities and accrued expenses	398		-
Total Liabilities	$824,156		$88
Commitments and contingencies (Note 7)
Total Net Assets	$717,606		$(86)

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 28,033,075 and 60 shares issued and outstanding, respectively)	$28		$0*
Capital in excess of par value	713,307		1
Accumulated distributed earnings (losses)	4,271		(87)
Total Net Assets	$717,606		$(86)

Net Asset Value Per Share	$25.60	$	N/A

* Rounded value

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31,	For the Period from June 26, 2024 (Inception) through December 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind (“PIK”) interest income)	$101,816	$-
PIK interest income	2,846	-
Dividend income	1,264	-
Other income	2,066	-
Total Investment Income	$107,992	$-
Expenses
Management fees	$4,198	$-
Performance-based incentive fees	6,472	-
Interest and other debt expenses	43,213	-
Administration fees	678	7
Trustee fees	147	-
Other general and administrative expenses	2,196	-
Affiliated expenses	-
Organizational fees	235	15
Professional fees	-	65
Total Expenses	57,139	87
Net Investment Income/(Loss)	$50,853	$(87)
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$3,429	$-
Foreign currency transactions	(113)	-
Net realized gains (losses)	3,316	-
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	3,921	-
Foreign currency translations	115	-
Net change in unrealized gains (losses)	4,036	-
Net Realized and Change in Unrealized Gains (Losses)	$7,352	$-
Net Increase (Decrease) in Net Assets Resulting from Operations	$58,205	$(87)

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(In thousands, except share data)

	For the Year Ended December 31,	For the Period from June 26, 2024 (Inception) through December 31,
	2025	2024
Operations
Net investment income/(loss)	$50,853	$(87)
Net realized gains (losses)	3,316	-
Net change in unrealized gains (losses)	4,036	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$58,205	$(87)

Distributions to Shareholders
Distribution of net investment income	(53,848)	-
Distribution of return of capital	-	-
Net Increase (Decrease) in Net Assets Resulting from Distributions to Shareholders	$(53,848)	$-

Capital Share Transactions
Net proceeds from the issuance of common shares	$713,335	$1
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$713,335	$1

Net Assets
Net increase (decrease) in net assets during the period	$717,692	$(86)
Net assets at beginning of period	(86)	-
Net Assets at End of Period	$717,606	$(86)

Capital Share Activity
Shares issued during the period	28,033,075	60
Shares extinguished during the period	(60)	-
Shares issued and outstanding at beginning of period	60	-
Shares Issued and Outstanding at End of Period	28,033,075	60

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,	For the Period from June 26, 2024 (Inception) through December 31,
	2025	2024
Operating Activities
Net increase (decrease) in net assets resulting from operations	$58,205	$(87)
Net realized (gains) losses	(3,316)	-
Net change in unrealized (gains) losses	(3,921)	-
PIK interest capitalized	(2,636)	-
Purchase of investments	(1,595,386)	-
Proceeds from sale of investments and principal repayments	111,630	-
Amortization of deferred financing costs	1,389	-
Changes in operating assets and liabilities:
Decrease (increase) in due from counterparties	(2,183)	-
Decrease (increase) in interest receivable	(8,873)	-
Decrease (increase) in other assets	(202)	-
Increase (decrease) in interest payable	8,532	-
Increase (decrease) in performance-based incentive fees payable	2,281	-
Increase (decrease) in administration fees payable	445	8
Increase (decrease) in professional fees payable	(65)	65
Increase (decrease) in accrued organizational costs	(4)	15
Increase (decrease) in management fees payable	1,232	-
Increase (decrease) in other liabilities and accrued expenses	398	-
Net Cash (Used in)/Provided by Operating Activities	$(1,432,474)	$1

Financing Activities
Issuances of debt	$962,798	$-
Payments of debt	(147,000)	-
Financing costs paid and deferred	(5,938)	-
Proceeds from extinguishment of common shares	2	-
Proceeds from issuance of common shares	713,335	1
Distributions paid	(53,848)	-
Net Cash (Used in)/Provided by Financing Activities	$1,469,349	$1

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$36,875	$2
Cash, cash equivalents at beginning of period	2	-
Cash, Cash Equivalents at the End of Period	$36,877	$2

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$34,681	$-

Non-Cash Activity
PIK interest income	$2,846	$-

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	10/4/2032	$47,961	$48,162	$47,602	(8)(12)
					48,162	47,602
Triumph
TITAN BW BORROWER L.P.
	First Lien Secured Debt - Term Loan	S+525 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	22,123	21,710	21,902	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	-	(17)	(19)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(35)	(37)	(8)(12)(15)(16)(18)
					21,658	21,846
			Total Aerospace & Defense		$69,820	$69,448

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	2/13/2032	$22,137	$22,080	$21,927	(8)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	2/13/2032	2,332	2,250	2,275	(8)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	-	(40)	(28)	(8)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	464	464	456	(8)(16)(18)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	-	(21)	(8)(15)(16)(18)
			Total Automobile Components		$24,754	$24,609

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	9/4/2031	$27,241	$26,849	$26,832	(8)(12)
	First Lien Secured Debt - Revolver	P+425, 0.75% Floor	9/4/2031	263	232	230	(11)(12)(16)(18)
			Total Building Products		$27,081	$27,062

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Capital Markets
Russell
Russell Investments US Institutional Holdco Inc
	First Lien Secured Debt - Term Loan	S+625, 2.00% Floor	12/29/2032	$31,752	$31,276	$31,276	(8)(12)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(39)	(39)	(8)(12)(15)(16)(18)
			Total Capital Markets		$31,237	$31,237

Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+675 Cash plus 8.99% PIK	8/29/2029	$15,877	$15,399	$15,242	(8)(12)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	-	(31)	(55)	(8)(12)(15)(16)(18)
			Total Chemicals		$15,368	$15,187

Commercial Services & Supplies
Heritage Environmental Services
Arcwood Environmental, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	1/31/2031	$4,104	$4,086	$4,084	(8)(12)
	First Lien Secured Debt - Term Loan	S+525, 0.75% Floor	1/31/2031	11,896	11,974	11,896	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	2,615	2,603	2,602	(8)(12)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	-	-	-	(8)(12)(16)(18)
					18,663	18,582
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/5/2031	46,188	45,358	45,725	(8)(12)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	-	(80)	(50)	(8)(12)(15)(16)(18)
					45,278	45,675
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	8/8/2029	41,320	40,572	40,907	(8)(12)
					40,572	40,907
		Total Commercial Services & Supplies			$104,513	$105,164
Communications Equipment
CommScope
Commscope, LLC
	First Lien Secured Debt - Term Loan	S+475, 2.00% Floor	12/17/2029	$22,755	$23,215	$22,828	(4)(8)(12)(14)
		Total Communications Equipment			$23,215	$22,828

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	$34,001	$33,850	$34,086	(8)
		Total Construction & Engineering			$33,850	$34,086

Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$10,417	$10,259	$10,208	(8)(12)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	220	204	198	(8)(12)(16)(18)
					10,463	10,406
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	28,560	28,177	28,204	(8)(12)
					28,177	28,204
		Total Consumer Staples Distribution & Retail			$38,640	$38,610

Electronic Equipment, Instruments & Components
Wolfspeed Inc
Wolfspeed
	First Lien Secured Debt - Corporate Bond	9.9%	6/23/2030	$11,914	$10,782	$12,983	(4)(14)
		Total Electronic Equipment, Instruments & Components			$10,782	$12,983
Financial Services
Service Logic
Saber Parent Holdings Corp
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	12/16/2032	$19,920	$19,821	$19,819	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	-	(27)	(27)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	-	(14)	(14)	(8)(12)(15)(16)(18)
					19,780	19,778

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Wealth Enhancement Group, LLC
Wealth Enhancement Group
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028		14,861	14,791	14,704	(8)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	10/2/2028		12,609	12,565	12,555	(8)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	10/2/2028		-	-	(5)	(8)(15)(16)(18)
						27,356	27,254
			Total Financial Services			$47,136	$47,032

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	1/30/2032		$12,971	$12,795	$12,874	(3)(10)(12)
	First Lien Secured Debt - Term Loan	C+475, 0.75% Floor	1/30/2032	C$	2,348	1,593	1,711	(3)(9)(12)
	First Lien Secured Debt - Term Loan	T+500, 0.75% Floor	1/30/2032		¥251,096	1,596	1,598	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		-	(38)	(22)	(8)(12)(15)(16)(18)
						15,946	16,161
Zeus
Zeus Company LLC
	First Lien Secured Debt - Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	2/28/2031		8,293	8,256	7,691	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		767	780	655	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		-	-	(84)	(8)(12)(15)(16)(18)
						9,036	8,262
		Total Health Care Equipment & Supplies				$24,982	$24,423

Health Care Providers and Services
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	4/1/2030		$30,802	$30,740	$30,648	(8)(12)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(7)	(17)	(8)(12)(15)(16)(18)
						30,733	30,631
One Call Medical
One Call Corporation
	First Lien Secured Debt - Term Loan	S+575, 0.50% Floor	9/10/2030		30,705	30,267	30,244	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(31)	(33)	(8)(12)(15)(16)(18)
						30,236	30,211

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Tivity Health
Tivity Health, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	33,829	33,967	33,829	(8)
					33,967	33,829
		Total Health Care Providers & Services			$94,936	$94,671
Health Care Technology
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$46,049	$45,841	$45,819	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	-	(11)	(13)	(8)(12)(15)(16)(18)
					45,830	45,806
Datavant
CT Technologies Intermediate Holdings
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	37,882	37,523	37,503	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(18)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(8)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	3,759	3,712	3,709	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(25)	-	(8)(12)(16)(18)
					41,210	41,186
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032	26,865	26,742	26,932	(8)(12)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	-	(17)	10	(8)(12)(16)(18)
					26,725	26,942
		Total Health Care Technology			$113,765	$113,934

Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$28,096	$28,042	$27,955	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+488, 1.00% Floor	3/20/2030	-	-	(21)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(21)	(8)(12)(15)(16)(18)
			Total Household Durables		$28,042	$27,913
Insurance
Higginbotham
HIG Intermediate, Inc.
	Preferred Equity - Cumulative Preferred	N/A	12/10/2124	34,000	$34	$34
					34	34

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Higginbotham
Higginbotham Insurance Agency, Inc.
	First Lien Secured Debt - Term Loan	S+450, 1.00% Floor	6/11/2031	2,492	2,544	2,480	(8)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	-	(42)	(28)	(8)(15)(16)(18)
					2,502	2,452
ISC
IRIS Specialty Acquisition LLC
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	11/20/2032	18,256	18,165	18,165	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	-	(15)	(15)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	-	(14)	(14)	(8)(12)(15)(16)(18)
					18,136	18,136
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	8/29/2032	18,804	18,623	18,616	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(35)	(36)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	8/29/2032	-	(15)	(16)	(8)(12)(15)(16)(18)
					18,573	18,564
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	4/3/2030	26,053	26,054	26,051	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	-	-	(13)	(8)(12)(15)(16)(18)
					26,054	26,038
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	10/31/2031	14,816	14,683	14,668	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	965	937	932	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	219	204	202	(8)(12)(16)(18)
					15,824	15,802
			Total Insurance		$81,123	$81,026

IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	9/27/2031	$33,493	$33,311	$32,991	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	9/27/2031	-	(5)	(8)	(8)(12)(15)(16)(18)
			Total IT Services		$33,306	$32,983

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$21,414	$21,218	$21,414	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	-	(58)	-	(8)(12)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	-	(28)	-	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	160	135	160	(8)(12)(16)(18)
					21,267	21,574
Curia
Curia Global, Inc.
	First Lien Secured Debt - Term Loan	S+625 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	47,838	46,072	46,523	(8)(12)
					46,072	46,523
		Total Life Sciences Tools & Services			$67,339	$68,097

Machinery
United Flow Technologies
Uft Buyer LLC
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/6/2032	$9,130	$9,039	$9,040	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	-	(33)	(34)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(12)	(13)	(8)(12)(15)(16)(18)
			Total Machinery		$8,994	$8,993

Media
Gannett
Gannett Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	$45,181	$44,616	$44,898	(4)(8)(12)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	856	820	837	(4)(8)(12)(14)(16)(18)
					45,436	45,735
Gannett
USA TODAY Co Inc
	First Lien Secured Debt - Convertible Bond	6%	12/1/2031	10	13	14	(12)(14)
					13	14
			Total Media		$45,449	$45,749

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	6/27/2030	$31,853	$31,580	$31,615	(8)(12)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	-	(16)	(15)	(8)(12)(15)(16)(18)
					31,564	31,600
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/3/2032	44,065	43,452	43,625	(8)(12)
	First Lien Secured Debt - Revolver	S+350, 0.50% Floor	12/3/2032	363	346	345	(8)(12)(16)(18)
					43,798	43,970
			Total Personal Care Products		$75,362	$75,570

Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	12/18/2031	$37,832	$37,238	$37,454	(8)(12)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(88)	(58)	(8)(12)(15)(16)(18)
			Total Pharmaceuticals		$37,150	$37,396

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Term Loan	S+500, 2.00% Floor	8/31/2028	$30,214	$30,214	$30,142	(8)(12)
	First Lien Secured Debt - Term Loan	S+450, 2.00% Floor	8/31/2028	2,904	2,877	2,863	(8)(12)
					33,091	33,005
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	9/1/2031	18,765	18,514	18,624	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	1,022	953	982	(8)(12)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	-	(16)	(9)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	-	(27)	(16)	(8)(12)(15)(16)(18)
					19,424	19,581
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Term Loan	S+575 Cash plus 2.75% PIK	9/13/2032	13,299	13,060	13,166	(8)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	-	(12)	(12)	(8)(15)(16)(18)
					13,048	13,154

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031	22,845	22,046	22,616	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031	1,080	1,071	1,067	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030	893	878	865	(8)(12)(16)(18)
					23,995	24,548
			Total Professional Services		$89,558	$90,288

Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+600, 0.75% Floor	3/19/2031	$4,533	$4,523	$4,522	(8)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	10,303	10,280	10,277	(8)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(3)	(4)	(8)(15)(16)(18)
					14,800	14,795
Databricks
Databricks, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	1/3/2031	39,368	39,540	40,057	(4)(8)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/3/2031	-	37	152	(4)(8)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	-	-	(8)(16)(18)
					39,577	40,209
Enverus
Edition Holdings, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	12/18/2032	23,538	23,450	23,450	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(24)	(24)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/18/2032	-	(13)	(13)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/18/2032	-	(9)	(9)	(8)(12)(15)(16)(18)
					23,404	23,404
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	7/2/2031	25,186	25,297	25,437	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	2,468	2,496	2,532	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	-	(8)(12)(16)(18)
					27,793	27,969

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	16,478	16,335	16,478	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(11)	-	(8)(12)(16)(18)
					16,324	16,478
Jeppesen
JEPPESEN HOLDINGS, LLC
	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	26,121	25,928	25,925	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(10)	(10)	(8)(12)(15)(16)(18)
					25,918	25,915
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	37,504	37,328	37,316	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(35)	(38)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	450	428	426	(8)(12)(16)(18)
					37,721	37,704
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	40,425	40,063	40,021	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(86)	(99)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(43)	(50)	(8)(12)(15)(16)(18)
					39,934	39,872
			Total Software		$225,471	$226,346

Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC
	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	$10,639	$10,960	$10,693	(4)(8)
			Total Specialty Retail		$10,960	$10,693
Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC
	First Lien Secured Debt - Term Loan	10%	11/20/2030	$39,887	$39,496	$39,488	(12)
	Common Equity/Partnership Interests - Membership Interest	N/A	N/A	1,788,576	1,789	1,789	(12)(14)
					41,285	41,277

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Service Express
Victors Purchaser, LLC
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/23/2032	43,794	43,745	43,685	(8)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	(19)	(16)	(8)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	509	458	494	(8)(16)(18)
					44,184	44,163
		Total Technology Hardware, Storage & Peripherals			$85,469	$85,440

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	6/14/2032	$11,290	$11,237	$11,375	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(11)	18	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(10)	-	(8)(12)(16)(18)
					11,216	11,393
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	10/15/2031	18,204	18,042	18,158	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	3,304	3,245	3,287	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	590	568	584	(8)(12)(16)(18)
					21,855	22,029
		Total Transportation Infrastructure			$33,071	$33,422

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	5/13/2032	$8,416	$8,337	$8,437	(8)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(4)	-	(8)(16)(18)
		Total Wireless Telecommunication Services			$8,333	$8,437

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
		Total Investments before Cash Equivalents			$1,489,706	$1,493,627
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	$24,340	$24,340	$24,340	(17)

		Total Investments after Cash Equivalents			$1,514,046	$1,517,967

(1) Fair value is determined in good faith by the Company (see Note 2 to the consolidated financial statements).

(2) Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.

(3) Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 18 in the Consolidated Schedule of Investments and Note 7 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.

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

(7) The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.

(8) The interest rate on these loans is subject to 3 months SOFR, which as of December 31, 2025 was 3.65%.

(9) The interest rate on these loans is subject to 1 month Canadian Overnight Repo Rate Average (“CORRA”), which as of December 31, 2025 was 2.26%.

(10) The interest rate on these loans is subject to 3 months Tokyo Term Risk Free Rate (“TORF”), which as of December 31, 2025 was 0.72%.

(11) The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%

(12) These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so. (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.)

(13) Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, all of the company's investments were non-controlled, non-affiliated.

(14) Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2025, non-qualifying assets represented approximately 5.41% of the total assets of the Company.

(15) The negative fair value is the result of the commitment being valued below par.

(16) The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

(17) This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(18) As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$2,610	$-	2,610
Arcwood Environmental, Inc.	4,538	(2,615)	1,923
AVSC Holding Corp.	4,979	-	4,979
Azurite Intermediate Holdings, Inc.	11,952	(10,303)	1,649
Cambrex Corp.	12,019	(160)	11,859
CCI Buyer, Inc.	493	-	493
Compass, Inc.	33,465	-	33,465
Creek Parent, Inc.	5,785	-	5,785
CT Technologies Intermediate Holdings	10,168	(3,759)	6,409
Databricks, Inc.	22,450	-	22,450
Deerfield Dakota Holding, LLC	1,236	-	1,236
Edition Holdings, Inc.	12,180	-	12,180
Elk Bidco, Inc	4,480	-	4,480
Everbridge Holdings, LLC	8,879	(2,468)	6,411
Evergreen IX Borrower 2023, LLC	1,365	-	1,365
Gannett Holdings, LLC	2,966	(856)	2,110
Geotechnical Merger Sub, Inc.	9,271	(3,894)	5,377
Goldeneye Parent, LLC	3,909	-	3,909
Higginbotham Insurance Agency, Inc.	5,685	-	5,685
IRIS Specialty Acquisition LLC	5,785	-	5,785
Jensen Hughes, Inc	8,663	(1,022)	7,641
JEPPESEN HOLDINGS, LLC	1,354	-	1,354
Koala Investment Holdings, Inc.	5,237	-	5,237
Legends Hospitality Holding Company, LLC	4,050	(1,973)	2,077
LHS Borrower LLC	2,193	(263)	1,930
OMH-Healthedge Holdings, Inc.	3,387	-	3,387
One Call Corporation	2,169	-	2,169
Parfums Holding Company, Inc.	2,005	-	2,005
Poly-Wood, LLC	8,430	-	8,430
Protein For Pets Opco, LLC	1,102	(220)	882
QBS Parent, Inc.	12,484	(450)	12,034
Runway Bidco, LLC	14,919	-	14,919
Russell Investments US Institutional Holdco Inc	2,592	-	2,592
Saber Parent Holdings Corp	8,243	-	8,243
SG Acquisition, Inc.	2,664	-	2,664
Silk Holdings III Corp.	1,817	(363)	1,454
Spruce Bidco II Inc.	2,938	-	2,938
Thg Acquisition, LLC	4,988	(1,184)	3,804
TITAN BW BORROWER L.P.	5,569	-	5,569
Truck-Lite Co., LLC	11,827	(2,796)	9,031
Uft Buyer LLC	4,607	-	4,607
Vantage Specialty Chemicals Holdings, Inc.	1,367	-	1,367
Vensure Employer Services, Inc.	537	-	537
Victors Purchaser, LLC	12,378	(509)	11,869
Wealth Enhancement Group	50,377	(27,470)	22,907
Zeus Company LLC	2,695	(767)	1,928
Grand Total	$342,807	$(61,072)	$281,735

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(19) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$69,820	$-	$-	$69,820
Automobile Components	24,754	-	-	24,754
Building Products	27,081	-	-	27,081
Capital Markets	31,237	-	-	31,237
Chemicals	15,368	-	-	15,368
Commercial Services & Supplies	104,513	-	-	104,513
Communications Equipment	23,215	-	-	23,215
Construction & Engineering	33,850	-	-	33,850
Consumer Staples Distribution & Retail	38,640	-	-	38,640
Electronic Equipment, Instruments & Components	10,782	-	-	10,782
Financial Services	47,136	-	-	47,136
Health Care Equipment & Supplies	24,982	-	-	24,982
Health Care Providers & Services	94,936	-	-	94,936
Health Care Technology	113,765	-	-	113,765
Household Durables	28,042	-	-	28,042
Insurance	81,089	34	-	81,123
IT Services	33,306	-	-	33,306
Life Sciences Tools & Services	67,339	-	-	67,339
Machinery	8,994	-	-	8,994
Media	45,449	-	-	45,449
Personal Care Products	75,362	-	-	75,362
Pharmaceuticals	37,150	-	-	37,150
Professional Services	89,558	-	-	89,558
Software	225,471	-	-	225,471
Specialty Retail	10,960	-	-	10,960
Technology Hardware, Storage & Peripherals	83,680	-	1,789	85,469
Transportation Infrastructure	33,071	-	-	33,071
Wireless Telecommunication Services	8,333	-	-	8,333
Grand Total	$1,487,883	$—	$1,789	$1,489,706

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(20) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$69,448	-	$-	$69,448
Automobile Components	24,609	-	-	24,609
Building Products	27,062	-	-	27,062
Capital Markets	31,237	-	-	31,237
Chemicals	15,187	-	-	15,187
Commercial Services & Supplies	105,164	-	-	105,164
Communications Equipment	22,828	-	-	22,828
Construction & Engineering	34,086	-	-	34,086
Consumer Staples Distribution & Retail	38,610	-	-	38,610
Electronic Equipment, Instruments & Components	12,983	-	-	12,983
Financial Services	47,032	-	-	47,032
Health Care Equipment & Supplies	24,423	-	-	24,423
Health Care Providers & Services	94,671	-	-	94,671
Health Care Technology	113,934	-	-	113,934
Household Durables	27,913	-	-	27,913
Insurance	80,992	34	-	81,026
IT Services	32,983	-	-	32,983
Life Sciences Tools & Services	68,097	-	-	68,097
Machinery	8,993	-	-	8,993
Media	45,749	-	-	45,749
Personal Care Products	75,570	-	-	75,570
Pharmaceuticals	37,396	-	-	37,396
Professional Services	90,288	-	-	90,288
Software	226,346	-	-	226,346
Specialty Retail	10,693	-	-	10,693
Technology Hardware, Storage & Peripherals	83,651	-	1,789	85,440
Transportation Infrastructure	33,422	-	-	33,422
Wireless Telecommunication Services	8,437	-	-	8,437
Grand Total	$1,491,804	$34	$1,789	$1,493,627

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of December 31, 2025
Aerospace & Defense	4.69%
Automobile Components	1.66%
Building Products	1.83%
Capital Markets	2.11%
Chemicals	1.03%
Commercial Services & Supplies	7.10%
Communications Equipment	1.54%
Construction & Engineering	2.30%
Consumer Staples Distribution & Retail	2.61%
Financial Services	3.18%
Health Care Equipment & Supplies	1.65%
Health Care Providers & Services	6.39%
Health Care Technology	7.69%
Household Durables	1.89%
Insurance	5.47%
IT Services	2.23%
Life Sciences Tools & Services	4.60%
Machinery	0.61%
Media	3.09%
Personal Care Products	5.10%
Pharmaceuticals	2.53%
Professional Services	6.10%
Software	15.29%
Specialty Retail	0.72%
Technology Hardware, Storage & Peripherals	5.77%
Transportation Infrastructure	2.26%
Wireless Telecommunication Services	0.57%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of December 31, 2025
United States	100.00%
Total	100.00%

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the requirements on Form 10-K, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the consolidated financial statements for the periods presented, have been included.

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

As of December 31, 2025, the Company's consolidated subsidiaries were AOP II Origination Holdings (L), LLC, AOP II Funding Maple, LLC, AOP II Funding Jasmine LLC, AOP II Investment Holdings (L DC), LLC, AOP II (L) Alpha SPV, LLC, AOP II (L) Beta SPV, LLC, AOP II (L) Gamma SPV, LLC, and AOP II (L) Lender, LLC.

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

Income taxes

In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 with early adoption being permitted. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of December 31, 2025 were $36,877, of which $24,340 is held in money market funds. Cash held as of December 31, 2024 was $2.

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

Under the Company's valuation policies and procedures, the Adviser values investments, including certain secured debt, unsecured debt and other debt securities with maturities greater than 60 days, for which market quotations are readily available, at such market quotations (unless they are deemed not to represent fair value). We attempt to obtain market quotations from at least two brokers or dealers (if available, otherwise from a principal market maker, primary market dealer or other independent pricing service). We utilize mid-market pricing as a practical expedient for fair value unless a different point within the range is more representative. If and when market quotations are unavailable or are deemed not to represent fair value, we typically utilize independent third-party valuation firms to assist us in determining fair value. Accordingly, such investments go through our multi-step valuation process as described below. In each case, our independent third-party valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such investments. Investments purchased within the quarter before the valuation date and debt investments with remaining maturities of 60 days or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity (although they are typically valued at available market quotations), unless such valuation, in the judgment of our Adviser, does not represent fair value. In this case, such investments shall be valued at fair value as determined in good faith by or under the direction of the Adviser including using market quotations where available. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Adviser. Such determination of fair values may involve subjective judgments and estimates.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the year ended December 31, 2025, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of December 31, 2025 and December 31, 2024, the Company did not hold any derivative contracts.

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

Valuation of Other Financial Assets and Financial Liabilities

ASC 825, Financial Instruments, permits an entity to choose, at specified election dates, to measure certain assets and liabilities at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. Debt issued by the Company is reported at amortized cost (see Note 5 to our consolidated financial statements in this Annual Report on Form 10-K). The carrying value of all other financial assets and liabilities approximates fair value due to their short maturities or their close proximity of the originations to the measurement date.

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

PIK Income

The Company may have loans in its portfolio that contain payment in kind ("PIK") provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of December 31, 2025 and December 31, 2024, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For the year ended December 31, 2025 and for the period ended December 31, 2024, the Company recognized $4,198 and $0, respectively, of management fees of which $1,232 and $0 was payable as of December 31, 2025 and December 31, 2024, respectively.

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

B. Incentive Fee on Capital Gains

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year in an amount equal to 10% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year (or upon termination of the Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

For the year ended December 31, 2025 and period ended December 31, 2024, the Company recognized $5,736 and $0, respectively, of incentive fees based on income and $736 and $0, respectively, of incentive fees based on cumulative net realized gains (losses).

As of December 31, 2025 and December 31, 2024, performance-based incentive fees payable were $2,281 and $0 respectively.

Fees From Affiliates

From time to time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as “Other Income” in the Consolidated Statements of Operations. For the year ended December 31, 2025 and for the period ended December 31, 2024 the Company received $550 and $0, respectively, in fee rebates from affiliates related to Capital Solution Services.

Administration Agreement with ACM

On January 21, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, ACM as the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the "SEC") , preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2025, the Company’s co-investment holdings were 82.14% of the portfolio or $1,226,932, measured at fair value. On a cost basis, 82.27% of the portfolio or $1,225,559 were co-investments. The Company had no investment activity, and therefore no co-investment activity, as of December 31, 2024.

Note 4. Investments

Fair Value Measurement and Disclosures

The table below shows the composition of our investment portfolio as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820. The Company had no investments as of December 31, 2024.

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,487,883	$1,491,804	$-	$132,448	$1,359,356
Preferred Equity	34	34	-	-	34
Common Equity	1,789	1,789	-	-	1,789
Total Investments	$1,489,706	$1,493,627	$-	$132,448	$1,361,179
Money Market Fund	24,340	24,340	24,340	-	-
Total Cash Equivalents	24,340	24,340	24,340	-	-
Total Investments after Cash Equivalents	$1,514,046	$1,517,967	$24,340	$132,448	$1,361,179

The following table shows changes in the fair value of our Level 3 investments during the year ended December 31, 2025:

	For the Year Ended December 31,
	2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	1,202	-	-	1,202
Net change in unrealized gains (losses)	2,156	1	-	2,157
Net amortization on investments	2,595	-	-	2,595
Purchases, including capitalized PIK (1)	1,457,130	33	1,789	1,458,952
Sales (1)	(103,727)	-	-	(103,727)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of December 31, 2025	$1,359,356	$34	$1,789	$1,361,179

Net change in unrealized gains (losses) on Level 3 investments still held as of December 31, 2025	$2,156	$1	$-	$2,157

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$166,952	Transactional Value	Cost	N/A	-	N/A	N/A
	1,192,404	Yield Analysis	Discount Rate	6.6%	-	11.6%	8.7%
Preferred Equity	34	Yield Analysis	Discount Rate	11.6%	-	11.6%	11.6%
Common Equity	1,789	Transactional Value	Cost	N/A	-	N/A	N/A
Total Level 3 Investments	$1,361,179

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

Investment Transactions

As a part of the Merger, a portfolio of investments were transferred to the Company. For the year ended December 31, 2025 and for the period ended December 31, 2024 purchases of investments on a trade date basis were $1,595,386 and $0, respectively.

For the year ended December 31, 2025 and for the period ended December 31, 2024, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $111,630 and $0, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the year ended December 31, 2025 and for the period ended December 31, 2024 PIK income earned was $2,846 and $0, respectively.

The following table shows the change in capitalized PIK balance for the year ended December 31, 2025:

For the Year Ended December 31,
2025
PIK balance at beginning of period	$-
PIK income capitalized	2,636
Adjustments due to investments exited or written off	-
PIK balance at end of period	$2,636

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage was 188%. The Company had no debt outstanding as of December 31, 2024.

The Company’s outstanding debt obligations as of December 31, 2025 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (2)	Unused Portion(1)	Final Maturity Date
AOP II Maple Credit Facility	07/08/2025	$500,000	$325,900	$325,900	$325,900	$174,100	07/23/2029
AOP II Jasmine Credit Facility	04/25/2025	550,000	489,898	489,898	489,898	60,102	11/14/2028
Total Debt Obligations		$1,050,000	$815,798	$815,798	$815,798	$234,202
Deferred Financing Costs				(4,549)
Total Debt Obligations, net of Deferred Financing Cost				$811,249

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of December 31, 2025.

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the year ended December 31, 2025:

For the Year Ended December 31,
2025
Average debt outstanding	$628,816
Maximum amount of debt outstanding	815,798
Weighted average annualized interest cost (1)	6.86%
Annualized amortized debt issuance cost	0.23%
Total annualized interest cost	7.09%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Facility. Commitment fees for the year ended December 31, 2025 was $2,484.

The components of interest expense for the year ended December 31, 2025 were as follows:

For the Year Ended December 31,
2025
Borrowing interest expense	$39,340
Facility unused fees	2,484
Amortization of debt issuance costs	1,389
Total interest expense	$43,213

AOP II Funding Maple Credit Facility

On July 23, 2024 (the “AOP II Maple Closing Date”), October 7, 2024, November 14, 2024, December 2, 2024, March 7, 2025, April 30, 2025, June 5, 2025, and July 8, 2025, AOP II Funding Maple LLC (“AOP II Maple”), a Delaware limited liability company and an indirect subsidiary of the Company entered into, and subsequently amended, a Loan and Servicing Agreement (the “AOP II Maple Loan and Servicing Agreement”), with AOP II Maple, as borrower, AOP II Origination Holdings (L), LLC, a Delaware limited liability company and a subsidiary of the Company, in its capacity as transferor (the “Transferor”), Apollo Origination Management, L.P., as servicer (the “Servicer”), the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as the collateral agent and the account bank, and Alter Domus (US) LLC, as collateral custodian.

Proceeds from the AOP II Maple Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Maple, including the purchase of such assets from the Transferor. The Transferor retains a residual interest in assets contributed to or acquired by AOP II Maple through our ownership of AOP II Maple. The maximum principal amount of the AOP II Maple Loan and Servicing Agreement as of December 31, 2025 is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Maple’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Maple Loan and Servicing Agreement, AOP II Maple is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025 amounts drawn under the AOP II Maple Loan and Servicing Agreement, will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA, means (a) during the Revolving Period, (x) prior to the Fifth Amendment Effective Date, 2.10% per annum, and (y) on and after the Fifth Amendment Effective Date, 1.95% per annum, and (b) during the Amortization Period, 2.45% per annum; provided in the case of both clauses (a) and (b) that, at any time during the existence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date, the Applicable Margin shall be increased by an additional 2.00% per annum.

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

Proceeds from the AOP II Jasmine Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Jasmine, including the purchase of such assets from AOP II Origination Holdings (L), LLC (the “Parent”). The Parent retains a residual interest in assets contributed to or acquired by AOP II Jasmine through our ownership of AOP II Jasmine. The maximum principal amount of the AOP II Jasmine Loan and Security Agreement as of December 31, 2025 is $550 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Jasmine’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Jasmine Loan and Security Agreement, AOP II Jasmine is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2025, amounts drawn under the AOP II Jasmine Loan and Security Agreement, will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate, in each case, plus a margin of 2.00%.

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

As of December 31, 2025, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

On January 21, 2025 we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. Investors are required to fund their capital commitments to purchase Shares each time the Company delivers a capital call notice. The price per Share for each drawdown purchase will be equal to the Company's per share NAV as determined within 48 hours of the capital drawdown date, excluding Sundays and holidays.

The following table presents Common Share issuance for the year ended December 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 24, 2025	22,533,408	$563,335
September 11, 2025	934,579	25,000
November 21, 2025	1,101,726	30,000
December 19, 2025	3,463,361	95,000
Total	28,033,075	$713,335

* Totals may not foot due to rounding.

The following table presents Common Share issuance for the period ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
December 31, 2024	60	$1
Total	60	$1

As of December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$150,000	19%

(1) The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such Subscriber’s Capital Commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

The following table presents distributions that were declared during the year ended December 31, 2025:

			Distributions
Record Date	Declaration Date	Payment Date	Per Shares	Amount
12/26/2025	12/26/2025	12/29/2025	$1.92	$53,848
				$53,848

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded commitments to its portfolio companies:

	December 31, 2025	December 31, 2024
Unfunded revolver obligations and backstop commitments (1)	$132,895	$-
Unfunded delayed draw loan commitments (2)	148,840	-
Total Unfunded Commitments (3)	$281,735	$-

(1) The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of December 31, 2025, the backstop commitment included in the balance was $33,465.

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

Note 8. Income Taxes

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of each calendar year. For periods prior to the effectiveness of our RIC election, the Company was taxed as a partnership for U.S. federal income tax purposes.

The Company commenced operations on January 24, 2025 and did not have any tax implications prior to the commencement of operations. For the period from June 26, 2024 (inception) through December 31, 2024, there was no taxable or distributable income.

The tax character of distributions paid to shareholders during the year ended December 31, 2025 was as follows:

For the Fiscal Year December 31,
2025
Ordinary income	$53,848
Capital gains	-
Return of capital	-
Total distributions paid to stockholders	$53,848

The following table reconciles the net increase in net assets resulting from operations to taxable income for the fiscal year ended December 31, 2025:

For the Fiscal Year December 31,
2025
Net increase (decrease) in net assets resulting from operations	$58,205
Adjustments:
Net realized losses (gains)	(3,316)
Net change in unrealized losses (gains)	(4,036)
Income not currently taxable	-
Income (loss) recognized for tax but not book	(129)
Expenses not currently deductible	1,798
Expenses incurred for tax but not book	-
Realized gain/loss differences	-
Taxable income before deductions for distributions	$52,522

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table shows the components of accumulated losses on a tax basis for the fiscal year ended December 31, 2025:

For the Fiscal Year December 31,
2025
Undistributed ordinary income	$2,098
Capital loss carryforward	-
Other temporary book-to-tax differences	(1,782)
Post-October capital loss deferral	-
Unrealized appreciation (depreciation)	4,036
Total accumulated under-distributed (over-distributed) earnings	$4,352

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s consolidated financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

In general, we may make certain reclassifications to the components of net assets as a result of permanent book-to-tax differences and book-to-tax differences relating to stockholder distributions.

As of December 31, 2025, we adjusted accumulated net realized loss by $(1,217) to $2,098, over-distributed net investment income by $1,217 to $(1,782), and paid-in capital in excess of par by $0 to $713,223. Total earnings and net asset value were not affected.

To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the year ended December 31, 2025, $0 was recorded for U.S. federal excise tax. For the year ended December 31, 2024, $0 was recorded for U.S. federal excise tax.

Note 9. Financial Highlights

The following are the financial highlights for the period from January 24, 2025 through December 31, 2025:

For the Period from January 24, 2025 through December 31,
2025 (2)
Per Share Data*
Net asset value at beginning of period	$-
Net investment income (1)	2.20
Net realized and change in unrealized gains (losses) (1)	0.32
Net increase in net assets resulting from operations	2.52
Distribution of net investment income	(1.92)
Net increase (decrease) in net assets relating to capital share transactions (6)	25.00
Net asset value at end of period	$25.60

Total return (3)	10.08%
Shares outstanding at end of period	28,033,075
Weighted average shares outstanding (1)	23,088,738

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$717,606
Annualized ratio of total expenses to average net assets (4)	11.03%
Annualized ratio of net investment income to average net assets (4)	9.96%
Portfolio turnover rate	9.41%
Asset coverage per unit (5)	$1,880

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
(4)
For the period ended December 31, 2025 amounts are annualized except for organizational costs.
(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of December 31, 2025, the Company's asset coverage was 188%.
(6)
The amount shown at this caption is the balancing amount derived from the other figures in this schedule. The amount shown for capital share transactions, including share issuances, will fluctuate due to the timing of the share issuances and the weighted average shares over the period.

Note 10. Senior Securities Table

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table for the fiscal year ended December 31, 2025. The report of our independent registered public accounting firm covering the total amount of senior securities outstanding as of December 31, 2025 is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Estimated Market Value Per Unit (4)
AOP II Maple Credit Facility
Fiscal Year Ended December 31, 2025	325,900	1,880	—	N/A
AOP II Jasmine Credit Facility
Fiscal Year Ended December 31, 2025	489,898	1,880	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented, in thousands. Does not include deferred financing costs.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)
Not applicable, as all senior securities do not have sufficient trading for an average market value per unit to be determined.

Note 11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of three members, two of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s executive officers, who serve at the discretion of the Board of Trustees.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board of Trustees is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Earl Hunt	1981	Chair of the Board, Trustee and Chief Executive Officer	2025
Independent Trustees:
Meredith Coffey	1968	Trustee	2025
Carl J. Rickertsen	1960	Trustee	2025

Each Trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our Trustees is c/o Apollo Origination II (Levered) Capital Trust, 9 West 57th Street, New York, NY 10019.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Year of Birth	Position
John Rhee	1981	Chief Financial Officer and Treasurer
Kristin Hester	1980	Chief Legal Officer and Secretary
Ryan Del Giudice	1990	Chief Compliance Officer

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Trustees

Our Trustees have been divided into two groups—interested Trustees and Independent Trustees. An interested Trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act. An Independent Trustee is a Trustee who is not an “interested person.”

Interested Trustee

Earl Hunt. Mr. Hunt, a Partner at Apollo, serves as Chairman and CEO of Apollo Debt Solutions BDC, Apollo Origination II (Levered) Capital Trust, and Apollo Origination II (UL) Capital Trust. He also serves Chairman and President of Apollo Diversified Credit Fund. Prior to joining in 2021, Mr. Hunt was a Partner in the Global Markets division at Goldman Sachs where he was responsible for strategic client coverage. He also served as a member of the Goldman Sachs's Partnership committee and Global Markets Operating Committee. Previously, Mr. Hunt was Co-Head of US Distressed & Par Loan sales at Goldman Sachs. Before that, Mr. Hunt worked at Citi as a Director in Leveraged Finance sales. Mr. Hunt earned a BA in Economics from Brown University and is a member of the Brown University Board of Trustees.

Independent Trustees

Meredith Coffey. Ms. Coffey is a Trustee, a member of our Audit Committee and Chairperson of our Nominating and Governance Committee. From 2008 to 2023, Ms. Coffey was an Executive Vice President of the Loan Syndications and Trading Association (“LSTA”), and ran the Research Department and co-headed the LSTA’s regulatory and CLO efforts, which helped facilitate continued availability of credit and the efficiency of the loan market. In addition, Ms. Coffey headed efforts to analyze current and anticipated loan market developments, helping the LSTA build strategy and improve market efficiency, and providing commentary through weekly newsletters, periodic conferences and webcasts. Ms. Coffey and the analyst team also engaged market participants, press and regulators on issues and developments in the global loan market. Ms. Coffey has published analysis on the syndicated loan market in numerous books and periodicals, presented frequently, and has testified several times before Congress on issues pertaining to the loan and CLO markets. Prior to joining the LSTA, Ms. Coffey was Senior Vice President and Director of Analysis focusing on the loan and adjacent markets for Thomson Reuters LPC, working in and running loan research for 15 years. Ms. Coffey has a B.A. in Economics from Swarthmore College and a graduate degree in Economics from New York University.

Carl J. Rickertsen. Mr. Rickertsen is currently a Managing Partner of Pine Creek Partners, a private equity investment firm, a position he has held since January 2005. From January 1998 to January 2005, Mr. Rickertsen was Chief Operating Officer and a partner at Thayer Capital Partners, a private equity investment firm. From September 1994 to January 1998, Mr. Rickertsen was a Managing Partner at Thayer. Mr. Rickertsen was a founding partner of three Thayer investment funds totaling over $1.4 billion and is a published author. Mr. Rickertsen currently serves on the Board of Directors for Strategy Incorporated, a publicly-traded software firm; Magnera Corporation, a global manufacturer of advanced nonwovens and specialty materials; and Hut 8 Corp., North America's innovation-focused digital asset miner. Mr. Rickertsen formerly served on the Board of Directors for Apollo Senior Floating Rate Fund Inc. and Apollo Tactical Income Fund Inc., and was formerly a board member of the following publicly-traded companies: Berry Plastics Group, Inc., a leading provider of value-added plastic consumer packaging and engineered materials; Noranda Aluminum Holding Corporation, an integrated provider of value-added primary aluminum products and rolled aluminum coils; Convera Corporation, a search-engine software company; UAP Holding Corp., a distributor of agriculture products; and Homeland Security Capital Corporation, a specialized technology provider to government and commercial customers. Mr. Rickertsen received a BS from Stanford University and an MBA from Harvard Business School.

Executive Officers Who Are Not Trustees

John Rhee. Mr. Rhee joined Apollo in 2011 and currently serves as Principal. Prior to joining Apollo, Mr. Rhee was a manager in the Alternative Investments group at PricewaterhouseCoopers, LLP from 2006-2011. Mr. Rhee graduated magna cum laude from Baruch College with a BBA in Business Administration.

Kristin Hester. Ms. Hester joined Apollo in 2015 and serves as General Counsel, Global Wealth for Apollo Global Management, Inc. Ms. Hester serves as Chief Legal Officer for Apollo Debt Solutions BDC, MidCap Financial Investment Corporation, Apollo Diversified Credit Fund, Apollo S3 Private Markets Fund, Midcap Apollo Institutional Private Lending, Apollo Origination II (Levered) Capital Trust, Apollo Origination II (UL) Capital Trust, Apollo Diversified Real Estate Fund, and Redding Ridge Asset Management LLC. Prior to joining the firm, Ms. Hester was associated with the law firms of Dechert LLP from 2009-2015 and Clifford Chance US LLP from 2006-2009. In each case she primarily advised U.S. registered investment companies, their investment advisers, and boards of directors on various matters under the Investment Company Act of 1940. Ms. Hester received her JD from Duke University School of Law and graduated cum laude from Bucknell University with a BS in Business Administration.

Ryan Del Giudice. Mr. Del Giudice joined Apollo in 2022 and serves as Chief Compliance Officer for Apollo Diversified Real Estate Fund, Apollo Diversified Credit Fund, Apollo Debt Solutions BDC, Apollo S3 Private Markets Fund, Midcap Financial Investment Corporation, MidCap Apollo Institutional Private Lending, Apollo Origination II (Levered) Capital Trust and Apollo Origination II (UL) Capital Trust. Before joining Apollo, Mr. Del Giudice was the Chief Compliance Officer and SVP of Operations for Griffin Capital’s interval fund platform and registered investment advisers subsidiaries from 2017 to 2022. Prior to that, Mr. Del Giudice was a Vice President at Cipperman Compliance Services (acquired by Foreside), a boutique compliance consulting firm, where he served as the Chief Compliance Officer and/or consultant for registered investment companies, business development companies and alternative asset managers. Mr. Del Giudice graduated from St. Joseph’s University with a BS in Business Administration and Finance.

Board Leadership Structure

Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

Under our Bylaws, our Board of Trustees may designate one of our Trustees as chairperson to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. The Board of Trustees has appointed Earl Hunt to serve in the role of chairperson of the Board of Trustees. The chairperson’s role is to preside at all meetings of the Board of Trustees and of shareholders and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board of Trustees from time to time. The Board of Trustees reviews matters related to its leadership structure annually. The Board of Trustees has determined that its leadership structure is appropriate because it allows the Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

Our Board of Trustees believes that its leadership structure is the optimal structure for us at this time. Our Board of Trustees, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.

Board Role in Risk Oversight

Our Board of Trustees performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board of Trustees and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board of Trustees anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Trustee’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board of Trustees’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board of Trustees in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board of Trustees by mail. To communicate with the Board of Trustees, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board of Trustees or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to c/o Apollo Origination II (Levered) Capital Trust, 9 West 57th Street, New York, NY 10019.

Board Committees

Our Board of Trustees currently has two committees: an Audit Committee and a Nominating and Corporate Governance Committee. We do not have a compensation committee because our executive officers do not receive any direct compensation from us. Under the Declaration of Trust, the Company is not required to hold annual meetings.

Audit Committee

The Audit Committee will operate pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Trustees in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee is presently composed of two persons, including Meredith Coffey and Carl J. Rickertsen, all of whom are considered independent for purposes of the 1940 Act. Carl J. Rickertsen serves as the chair of the Audit Committee. Our Board of Trustees has determined that Carl J. Rickertsen qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee will operate pursuant to a charter approved by our Board of Trustees. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including making nominations for the appointment or election of Independent Trustees. The Nominating and Corporate Governance Committee consists of two persons, including Meredith Coffey and Carl J. Rickertsen, all of whom are considered independent for purposes of the 1940 Act. Meredith Coffey serves as the chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider nominees to the Board of Trustees recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders must deliver written notice to our Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the Bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

Insider Trading Policy

The Board has adopted an insider trading policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, which is also our Administrator, or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

For the avoidance of doubt, the Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of its officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company). See “Item 1. Business—Management and Other Agreements—Advisory Agreement” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

Compensation of Trustees

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each Independent Trustee the following amounts for serving as a trustee:

•
a $70,000 annual retainer, paid quarterly, and $500 per Independent Trustee per each special telephonic meeting (exclusive of one special telephonic meeting per year); and
•
an additional fee of $15,750 per year for the chairperson of the Audit Committee.

We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee.

The following table sets forth compensation of the Company’s Trustees for the year ended December 31, 2025. No compensation is paid by us to any interested trustee or executive officer of the Company.

Name	Aggregate Compensation from the Company	Pension or Retirement Benefits Accrued as Part of Company Expenses(1)	Total Compensation from the Company to Trustee/Executive Officer
Independent Trustees:
Meredith Coffey	$65,750	None	$65,750
Carl J. Rickertsen	$81,500	None	$81,500
Interested Trustee:
Earl Hunt	None	None	None
Executive Officers who are not Trustees
John Rhee	None	None	None
Kristin Hester	None	None	None
Ryan Del Giudice	None	None	None

_____________

(1)
We do not have a profit sharing or retirement plan, and our Trustees and Executive Officers do not receive any pension or retirement benefits.

Policies and Practices Related to the Timing of Equity Awards

The Company does not grant options, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 Common Shares for an aggregate purchase price of $1,500.00, at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Common Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Common Share, which was reclassified into 22,533,408 Common Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025, we entered into a subscription agreement with an investor for $800 million in Capital Commitments, providing for the private placement of our Common Shares. On September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors. Further, on November 21, 2025, the Company issued and sold 1,101,726 Shares and received $30 million as payment for such Shares pursuant to drawdown notices issued to investors. In addition, on December 19, 2025, the Company issued and sold 3,463,361 Shares and received $95 million as payment for such Shares pursuant to drawdown notices issued to investors.

As of March 12, 2026, there were 28,033,075 Common Shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our common shares as of the date of this Annual Report, by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding shares of our Common Shares;
•
each of our Trustees and executive officers; and
•
all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report.

Shares Beneficially Owned
Name and address	Number	Percentage
Interested Trustees
Earl Hunt	—	—
Independent Trustees(1)	—	—
Meredith Coffey	—	—
Carl J. Rickertsen	—	—
Executive Officers who are not Trustees(1)	—	—
John Rhee	—	—
Kristin Hester	—	—
Ryan Del Giudice	—	—
Other	—	—
Apollo Origination Partnership II (Levered AIV), L.P.(2)	28,033,075	100%
All officers and Trustees as a group (6 persons)	—	—

_____________

(1)
The address for each Trustee and executive officer is c/o Apollo Credit Management, LLC, 9 West 57th Street, New York, NY 10019.
(2)
The address for Apollo Origination Partnership II (Levered AIV), L.P. is 9 West 57th Street, New York, NY 10019.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Advisory Agreement; Administration Agreement

We entered into the Advisory Agreement with the Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Management and Other Agreements— Advisory Agreement” and “Item 1. Business—Management and Other Agreements—Administration Agreement.” Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities.

License Agreement

We entered into the License Agreement with Apollo IP Holdings, LLC pursuant to which Apollo IP Holdings, LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, we have the right to use the “Apollo” name, for so long as ACM or one of its affiliates remains our Adviser. Other than with respect to this limited license, we will have no legal right to the “Apollo” name. This license agreement remains in effect for so long as the Advisory Agreement with our Adviser is in effect.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Trustees, Executive Officers and Corporate Governance.”

Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Item 14. Principal Accounting Fees and Services

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings. Audit fees billed during the fiscal years ended December 31, 2025 and for the period from June 26, 2024 to December 31, 2024 (the "Period Ended December 31, 2024") were $310 and $45, respectively.

Audit-Related Fees: Audit-related services consist of fees billed by Deloitte & Touche for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The audit-related fees billed during the fiscal years ended December 31, 2025 and Period Ended December 31, 2024 were $0 and $0, respectively.

Tax Services Fees: Tax services fees consist of fees billed by Deloitte & Touche for professional tax services. These services also include assistance regarding federal, state and local tax compliance. The tax services fees billed during the fiscal years ended December 31, 2025 and December 31, 2024 were $32 and $20, respectively. Tax services fees include work related to, among other things, preparation and review of the Company’s tax returns.

All Other Fees: Other fees would include fees billed by Deloitte & Touche for products and services other than the services reported above, of which there were none in the fiscal years ended December 31, 2025 and Period Ended December 31, 2024.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte & Touche, the Company’s auditors. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the auditors in order to assure that the provision of such service does not impair the auditors’ independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated reports any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

All services described above under “Audit-Related Fees” and “Tax Services Fees” were pre-approved by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust, dated March 26, 2025 (2)
3.2	Certificate of Amendment (2)
3.3	Bylaws, dated March 26, 2025 (2)
4.1	Form of Subscription Agreement (1)
10.1	Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	AOP II Funding Maple Credit Facility Loan and Security Agreement (2)
10.5	AOP II Funding Jasmine Credit Facility Loan and Security Agreement (2)
10.6	Custody Agreement (2)
10.7	Second Amendment to the AOP II Funding Jasmine Credit Facility Loan and Security Agreement (3)
10.8	Fifth Amendment to the AOP II Funding Maple Credit Facility Loan and Security Agreement (4)
14.1	Fund Code of Ethics (1)
14.2	Adviser Code of Ethics (1)
19.1*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Incorporated by reference to the Company’s Registration Statement on Form 10 (File No. 000-56722), filed on January 28, 2025.
(2)
Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56722) filed on March 27, 2025.
(3)
Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-56722), filed on May 1, 2025.
(4)
Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-56722), filed on May 2, 2025.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

Date: March 12, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2026.

Signature		Title	Date
By:	/s/ Earl Hunt	Chief Executive Officer	March 12, 2026
	Name: Earl Hunt	(Principal Executive Officer)

By:	/s/ John Rhee	Chief Financial Officer	March 12, 2026
	Name: John Rhee	(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Meredith Coffey	Trustee	March 12, 2026
Name: Meredith Coffey

By:	/s/ Carl J. Rickertsen	Trustee	March 12, 2026
Name: Carl J. Rickertsen