Form 10-Q
period 2026-03-31
Apollo Origination II (Levered) Capital Trust
filed 2026-05-13
CIK 2052152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 30,539,824 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (Levered) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” and “our” refer to Apollo Origination II (Levered) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $1,507,910 and $1,489,706 at March 31, 2026 and December 31, 2025, respectively)	$1,495,157	$1,493,627
Cash and cash equivalents	46,319	36,877
Due from counterparties	2,339	2,183
Interest receivable	8,105	8,873
Other assets	108	202
Total Assets	$1,552,028	$1,541,762

Liabilities
Debt (net of deferred financing costs of $4,176 and $4,549 at March 31, 2026 and December 31, 2025, respectively)	$757,222	$811,249
Interest payable	8,130	8,532
Performance-based incentive fees payable	2,526	2,281
Administration fees payable	351	453
Accrued organizational costs	11	11
Management fees payable	1,263	1,232
Other liabilities and accrued expenses	416	398
Total Liabilities	$769,919	$824,156
Commitments and contingencies (Note 7)
Total Net Assets	$782,109	$717,606

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 30,539,824 and 28,033,075 shares issued and outstanding, respectively)	$31	$28
Capital in excess of par value	778,304	713,307
Accumulated distributed earnings (losses)	3,774	4,271
Total Net Assets	$782,109	$717,606

Net Asset Value Per Share	$25.61	$25.60

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	For the three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$30,054	$20,143
PIK interest income	1,360	173
Dividend income	275	236
Other income	248	350
Total Investment Income	$31,937	$20,902
Expenses
Management fees	$1,263	$740
Performance-based incentive fees	1,762	1,107
Interest and other debt expenses	12,121	8,598
Administration fees	173	139
Trustee fees	39	52
Other general and administrative expenses	718	310
Organizational fees	-	65
Total Expenses	16,076	11,011
Net Investment Income/(Loss)	$15,861	$9,891
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$308	$168
Foreign currency transactions	8	(19)
Net realized gains (losses)	316	149
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(16,674)	(50)
Foreign currency translations	-	(28)
Net change in unrealized gains (losses)	(16,674)	(78)
Net Realized and Change in Unrealized Gains (Losses)	$(16,358)	$71
Net Increase (Decrease) in Net Assets Resulting from Operations	$(497)	$9,962

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	For the three months ended March 31,
	2026	2025
Operations
Net investment income/(loss)	$15,861	$9,891
Net realized gains (losses)	316	149
Net change in unrealized gains (losses)	(16,674)	(78)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(497)	$9,962

Capital Share Transactions
Net proceeds from the issuance of common shares	$65,000	$563,335
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$65,000	$563,335

Net Assets
Net increase (decrease) in net assets during the period	$64,503	$573,383
Net assets at beginning of period	717,606	(86)
Net Assets at End of Period	$782,109	$573,297

Capital Share Activity
Shares issued during the period	2,506,749	22,533,408
Shares extinguished during the period	-	(60)
Shares issued and outstanding at beginning of period	28,033,075	60
Shares Issued and Outstanding at End of Period	30,539,824	22,533,408

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the three months ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$(497)	$9,962
Net realized (gains) losses	(316)	(149)
Net change in unrealized (gains) losses	16,674	78
PIK interest capitalized	(1,217)	100
Purchase of investments	(71,942)	(1,118,749)
Proceeds from sale of investments and principal repayments	55,271	12,083
Amortization of deferred financing costs	373	-
Changes in operating assets and liabilities:
Decrease (increase) in receivable for investments sold	-	(8,420)
Decrease (increase) in due from counterparties	(156)	(15,700)
Decrease (increase) in interest receivable	768	(6,407)
Decrease (increase) in other assets	94	(149)
Increase (decrease) in payable for investments purchased	-	2,035
Increase (decrease) in interest payable	(402)	7,280
Increase (decrease) in performance-based incentive fees payable	245	1,107
Increase (decrease) in administration fees payable	(102)	138
Increase (decrease) in professional fees payable	-	(65)
Increase (decrease) in trustee fees payable	-	52
Increase (decrease) in accrued organizational costs	-	(15)
Increase (decrease) in management fees payable	31	37
Increase (decrease) in other liabilities and accrued expenses	18	362
Net Cash (Used in)/Provided by Operating Activities	$(1,158)	$(1,116,420)

Financing Activities
Issuances of debt	$34,600	$592,698
Payments of debt	(89,000)	-
Financing costs paid and deferred	-	(3,989)
Proceeds from extinguishment of common shares	-	2
Proceeds from issuance of common shares	65,000	563,335
Net Cash (Used in)/Provided by Financing Activities	$10,600	$1,152,046

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$9,442	$35,626
Cash, cash equivalents at beginning of period	36,877	2
Cash, Cash Equivalents at the End of Period	$46,319	$35,628

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$12,150	$3,842

Non-Cash Activity
PIK interest income	$1,360	$173

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	10/4/2032	$47,841	$48,037	$47,482	(5)(8)(13)
					48,037	47,482

Triumph
TITAN BW BORROWER L.P.	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	22,231	21,657	22,009	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	1,111	1,094	1,093	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(34)	(37)	(8)(13)(16)(17)(19)
					22,717	23,065
			Total Aerospace & Defense		$70,754	$70,547

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	2/13/2032	$22,081	$22,026	$21,971	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	463	463	460	(8)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	2,326	2,247	2,297	(8)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	-	(39)	(15)	(8)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	-	(11)	(8)(16)(17)(19)
			Total Automobile Components		$24,697	$24,702

Building Products
Leaf Home
LHS Borrower LLC	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	9/4/2031	$27,138	$26,761	$26,731	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	570	540	537	(8)(13)(17)(19)
			Total Building Products		$27,301	$27,268

Capital Markets
Russell
Russell Investments US Institutional Holdco Inc	First Lien Secured Debt - Bank Debt Term Loan	S+625 Cash plus 1.25% PIK, 2.00% Floor	12/29/2032	$31,853	$31,287	$31,376	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(37)	(39)	(8)(13)(16)(17)(19)
			Total Capital Markets		$31,250	$31,337

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+675 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	$15,946	$15,387	$14,511	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	273	245	150	(8)(13)(17)(19)
				Total Chemicals	$15,632	$14,661

Commercial Services & Supplies
Heritage Environmental Services
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	1/31/2031	$11,866	$11,940	$11,866	(5)(8)(13)
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	1/31/2031	4,097	4,079	4,056	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	1/31/2031	2,611	2,600	2,585	(5)(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	1/31/2030	-	-	-	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	1/31/2030	-	-	-	(8)(13)(17)(19)
					18,619	18,507

Encore
AVSC Holding Corp.	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/5/2031	46,071	45,271	43,768	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	896	821	647	(8)(13)(17)(19)
					46,092	44,415

R.R. Donnelley
R. R. Donnelley & Sons Company	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/8/2029	41,199	40,496	40,478	(5)(8)(13)
					40,496	40,478

Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Bank Debt Term Loan	S+475 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	20,032	19,824	19,931	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	-	(26)	(27)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	P+350, 0.00% Floor	12/16/2032	806	793	792	(12)(13)(17)(19)
					20,591	20,696
			Total Commercial Services & Supplies		$125,798	$124,096

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	7/10/2031	$33,915	$33,770	$33,575	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	-	(196)	(199)	(8)(16)(17)(19)
					33,574	33,376

GSI
Geotechnical Merger Sub, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	10/15/2031	18,204	18,048	18,068	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	3,304	3,247	3,253	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	590	569	571	(8)(13)(17)(19)
					21,864	21,892
			Total Construction & Engineering		$55,438	$55,268

Consumer Staples Distribution & Retail
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	$2,717	$2,676	$2,676	(8)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(7)	(7)	(8)(16)(17)(19)
Golden Hippo Pet, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	13,844	13,636	13,636	(8)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(10)	(10)	(8)(16)(17)(19)
					16,295	16,295

Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+525, 1.00% Floor	9/20/2030	10,390	10,239	10,182	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	-	(15)	(22)	(8)(13)(16)(17)(19)
					10,224	10,160

Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.00% Floor	11/4/2031	28,488	28,118	28,204	(5)(8)(13)
					28,118	28,204
		Total Consumer Staples Distribution & Retail			$54,637	$54,659

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Diversified Consumer Services
Legends
Legends Hospitality Holding Company, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+550 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031		$22,857	$22,021	$22,514	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031		1,300	1,290	1,280	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030		1,442	1,428	1,401	(8)(13)(17)(19)
		Total Diversified Consumer Services				$24,739	$25,195

Electronic Equipment, Instruments & Components
Wolfspeed
Wolfspeed Inc	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030		$6,578	$5,550	$7,244	(5)(4)(15)
		Total Electronic Equipment, Instruments & Components				$5,550	$7,244

Financial Services
Wealth Enhancement Group
Wealth Enhancement Group, LLC	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		$23,807	$23,743	$23,075	(8)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		12,577	12,537	12,326	(8)(17)(19)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	10/2/2028		-	-	(24)	(8)(16)(17)(19)
			Total Financial Services			$36,280	$35,377

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	1/30/2032		$12,938	$12,768	$12,712	(5)(8)(9)(13)
	First Lien Secured Debt - Bank Debt Term Loan	T+500, 0.75% Floor	1/30/2032		¥250,465	1,593	1,558	(3)(11)(13)
	First Lien Secured Debt - Bank Debt Term Loan	C+475, 0.75% Floor	1/30/2032	C$	2,342	1,590	1,666	(3)(10)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		653	616	594	(8)(9)(13)(17)(19)
						16,567	16,530

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Zeus
Zeus Company LLC	First Lien Secured Debt - Bank Debt Term Loan	S+600 Cash plus 3.00% PIK, 0.75% Floor	2/28/2031		8,272	8,238	7,301	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+550, 0.75% Floor	2/28/2031		765	790	675	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+550, 0.75% Floor	2/28/2030		154	154	18	(8)(13)(17)(19)
						9,182	7,994
		Total Health Care Equipment & Supplies				$25,749	$24,524

Health Care Providers & Services
Dental Corp
Aryeh Bidco Investment Ltd.	First Lien Secured Debt - Bank Debt Term Loan	C+500, 0.75% Floor	1/14/2033	C$	10,935	$7,799	$7,779	(3)(5)(10)(13)(15)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	291	195	194	(3)(10)(13)(15)(17)(19)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	-	(9)	(10)	(3)(13)(15)(16)(17)(19)
						7,985	7,963

Omega Healthcare
OMH-Healthedge Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.00% Floor	4/1/2030		30,724	30,666	29,803	(5)(8)(9)(13)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(6)	(102)	(8)(13)(16)(17)(19)
						30,660	29,701

One Call Medical
One Call Corporation (fka Opal Acquisition, Inc.)	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.50% Floor	9/10/2030		30,609	30,190	30,150	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(29)	(33)	(8)(13)(16)(17)(19)
						30,161	30,117

Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	6/28/2029		33,743	33,872	33,574	(5)(8)
						33,872	33,574
		Total Health Care Providers & Services				$102,678	$101,355

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	9/15/2031	$45,933	$45,732	$45,243	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	-	(11)	(39)	(8)(13)(16)(17)(19)
					45,721	45,204

Datavant
CT Technologies Intermediate Holdings (Topco), Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/2/2031	37,787	37,442	36,842	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(21)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	3,750	3,705	3,625	(8)(13)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(45)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(24)	(38)	(8)(13)(16)(17)(19)
					41,123	40,363

Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/31/2032	26,798	26,678	25,994	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	-	(17)	(117)	(8)(13)(16)(17)(19)
					26,661	25,877
			Total Health Care Technology		$113,505	$111,444

Household Durables
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+488, 1.00% Floor	3/20/2030	$28,024	$27,973	$27,884	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	1,967	1,967	1,946	(8)(13)(17)(19)
			Total Household Durables		$29,940	$29,830

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Insurance
Higginbotham
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.00% Floor	6/11/2031	$2,486	$2,536	$2,436	(8)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	-	(40)	(114)	(8)(16)(17)(19)
HIG Intermediate, Inc.	Preferred Equity- Cumulative Preferred	N/A	N/A	34,000	33	34
					2,529	2,356

ISC
IRIS Specialty Acquisition LLC	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	11/20/2032	18,256	18,167	18,028	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	-	(15)	(38)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	615	602	582	(8)(13)(17)(19)
					18,754	18,572

Keystone
Koala Investment Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.75% Floor	8/29/2032	18,804	18,628	18,475	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(33)	(63)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	-	(15)	(28)	(8)(13)(16)(17)(19)
					18,580	18,384

Safe-Guard
SG Acquisition, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	4/3/2030	25,483	25,483	25,101	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	4/3/2030	-	-	(40)	(8)(13)(16)(17)(19)
					25,483	25,061

Hilb Group
Thg Acquisition, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	10/31/2031	14,778	14,650	14,556	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	1,269	1,242	1,219	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	409	395	384	(8)(13)(17)(19)
					16,287	16,159
			Total Insurance		$81,633	$80,532

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
IT Services
Vensure
Vensure Employer Services, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.50% Floor	9/27/2031	$34,029	$33,729	$33,009	(5)(8)(13)
			Total IT Services		$33,729	$33,009

Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	3/5/2032	$21,360	$21,171	$21,360	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	3/5/2032	3,196	3,169	3,196	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	641	617	641	(8)(13)(17)(19)
					24,957	25,197

Curia
Curia Global, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	48,231	46,102	43,891	(5)(8)(13)
					46,102	43,891
		Total Life Sciences Tools & Services			$71,059	$69,088

Machinery
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Bank Debt Term Loan	S+225 Cash plus 2.75% PIK, 0.50% PIK	12/6/2032	$9,212	$9,042	$9,120	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	390	358	357	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	84	72	71	(8)(13)(17)(19)
				Total Machinery	$9,472	$9,548

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Media
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.50% Floor	10/15/2029	$44,926	$44,396	$44,701	(4)(5)(8)(13)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	856	822	841	(4)(5)(8)(13)(15)(17)(19)
USA TODAY Co Inc (fka Gannett Co., Inc.)	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	16	(13)(15)
				Total Media	$45,231	$45,558

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+525, 1.00% Floor	6/27/2030	$31,045	$30,790	$30,812	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	-	(15)	(15)	(8)(13)(16)(17)(19)
					30,775	30,797

Suave
Silk Holdings III Corp.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	43,339	42,754	42,905	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	-	(17)	(18)	(8)(13)(16)(17)(19)
					42,737	42,887
			Total Personal Care Products		$73,512	$73,684

Pharmaceuticals
Catalent
Creek Parent, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/18/2031	$37,737	$37,162	$37,359	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(84)	(58)	(8)(13)(16)(17)(19)
			Total Pharmaceuticals		$37,078	$37,301

Professional Services
BDO USA
BDO USA, P.A.	First Lien Secured Debt - Bank Debt Term Loan	S+500, 2.00% Floor	8/31/2028	$30,137	$30,136	$29,398	(5)(8)(13)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 2.00% Floor	8/31/2028	2,897	2,872	2,795	(5)(8)(13)
					33,008	32,193

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Kroll
Deerfield Dakota Holding, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+575 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	13,355	13,034	13,154	(5)(8)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	247	236	229	(8)(17)(19)
					13,270	13,383

Jensen Hughes
Jensen Hughes, Inc	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	9/1/2031	18,718	18,476	18,484	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	1,019	953	953	(8)(13)(17)(19)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	9/1/2031	-	(15)	(15)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/1/2031	-	(26)	(27)	(8)(13)(16)(17)(19)
					19,388	19,395
			Total Professional Services		$65,666	$64,971

Software
Alteryx
Azurite Intermediate Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+600, 0.75% Floor	3/19/2031	$2,539	$2,534	$2,425	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	5,770	5,758	5,510	(8)(17)(19)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(3)	(74)	(8)(16)(17)(19)
					8,289	7,861

Databricks
Databricks, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.00% Floor	1/5/2032	39,368	39,571	39,171	(4)(5)(8)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	38	(112)	(4)(8)(16)(17)(19)
					39,609	39,059

Enverus
Edition Holdings, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	12/20/2032	27,569	27,468	27,293	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(21)	(58)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032	-	(9)	(24)	(8)(13)(16)(17)(19)
					27,438	27,211

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Everbridge
Everbridge Holdings, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/2/2031	25,122	25,229	24,745	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	2,462	2,488	2,367	(8)(13)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	(45)	(8)(13)(16)(17)(19)
					27,717	27,067

G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/30/2030	16,436	16,300	16,025	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(10)	(34)	(8)(13)(16)(17)(19)
					16,290	15,991

Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	11/1/2032	26,121	25,935	25,828	(5)(8)(13)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(10)	(15)	(8)(13)(16)(17)(19)
					25,925	25,813

Quorum
QBS Parent, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	6/3/2032	37,410	37,239	36,288	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(33)	(226)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(22)	(149)	(8)(13)(16)(17)(19)
					37,184	35,913

Redwood
Runway Bidco, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.50% Floor	12/17/2031	40,323	39,973	38,912	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(82)	(348)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(41)	(174)	(8)(13)(16)(17)(19)
					39,850	38,390
			Total Software		$222,302	$217,305

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Bank Debt Term Loan	10.00%	11/20/2030	$37,893	$37,535	$40,193	(5)(13)
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Bank Debt Term Loan	7.38%	2/18/2031	19,414	19,224	20,016	(5)(13)
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	1,788,576	1,789	1,806	(13)(15)
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	2,549,659	2,549	2,576	(13)(15)
					61,097	64,591

Service Express
Victors Purchaser, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/23/2032	43,794	43,746	42,808	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	(18)	(144)	(8)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	-	(49)	(134)	(8)(16)(17)(19)
					43,679	42,530
		Total Technology Hardware, Storage & Peripherals			$104,776	$107,121

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/14/2032	$11,262	$11,209	$11,205	(5)(8)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(10)	(35)	(8)(13)(16)(17)(19)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(9)	(53)	(8)(13)(16)(17)(19)
			Total Transportation Infrastructure		$11,190	$11,117

Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	5/13/2032	$8,395	$8,318	$8,416	(5)(8)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(4)	-	(8)(17)(19)
		Total Wireless Telecommunication Services			$8,314	$8,416

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(20)	Fair Value(1)(2)(21)
		Total Investments before Cash Equivalents			$1,507,910	$1,495,157
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	31,431	$31,431	$31,431	(18)

		Total Investments after Cash Equivalents			$1,539,341	$1,526,588

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See Note 19 in the Consolidated Schedule of Investments and Note 7 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(7)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(8)
The interest rate on these loans is subject to 3 months SOFR, which as of March 31, 2026 was 3.68%.
(9)
The interest rate on these loans is subject to 6 months SOFR, which as of March 31, 2026 was 3.70%.
(10)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average (“CORRA”), which as of March 31, 2026 was 2.29%.
(11)
The interest rate on these loans is subject to 3 months Japan Tokyo Overnight Average Rate (“TONAR” or “I”), which as of March 31, 2026 was 0.73%.
(12)
The interest rate on these loans is subject to Prime Rate ("P"), which as of March 31, 2026 was 6.75%
(13)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(14)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, all of the Company's investments were non-controlled, non-affiliated.
(15)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2026, non-qualifying assets represented approximately 4.20% of the total assets of the Company.
(16)
The negative fair value is the result of the commitment being valued below par.
(17)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.
(18)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(19) As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$2,610	$-	$2,610
Altern Marketing, LLC	457	-	457
Arcwood Environmental, Inc. (f/k/a Heritage Environmental Services, Inc.)	4,535	(2,611)	1,924
Aryeh Bidco Investment Ltd.	3,490	(291)	3,199
AVSC Holding Corp.	4,979	(896)	4,083
Azurite Intermediate Holdings, Inc.	7,419	(5,770)	1,649
Cambrex Corp.	6,000	(3,837)	2,163
CCI Buyer, Inc.	493	-	493
Creek Parent, Inc.	5,785	-	5,785
CT Technologies Intermediate Holdings (Topco), Inc.	10,159	(3,750)	6,409
Databricks, Inc.	22,450	-	22,450
Deerfield Dakota Holding, LLC	1,236	(247)	989
Edition Holdings, Inc.	8,149	-	8,149
Elk Bidco, Inc	4,480	-	4,480
Everbridge Holdings, LLC	8,873	(2,462)	6,411
Evergreen IX Borrower 2023, LLC	1,365	-	1,365
Fire Flow Intermediate Corporation	19,920	-	19,920
Gannett Holdings, LLC	2,966	(856)	2,110
Geotechnical Merger Sub, Inc.	9,271	(3,894)	5,377
Golden Hippo Pet, LLC	685	-	685
Goldeneye Parent, LLC	3,909	-	3,909
Higginbotham Insurance Agency, Inc.	5,685	-	5,685
IRIS Specialty Acquisition LLC	5,785	(615)	5,170
Jensen Hughes, Inc	8,660	(1,019)	7,641
JEPPESEN HOLDINGS, LLC	1,354	-	1,354
Koala Investment Holdings, Inc.	5,237	-	5,237
Legends Hospitality Holding Company, LLC	4,047	(2,742)	1,305
LHS Borrower LLC	2,193	(570)	1,623
OMH-Healthedge Holdings, Inc.	3,387	-	3,387
One Call Corporation (fka Opal Acquisition, Inc.)	2,169	-	2,169
Parfums Holding Company, Inc.	2,005	-	2,005
Poly-Wood, LLC	4,215	(1,967)	2,248
Protein For Pets Opco, LLC	1,102	-	1,102
QBS Parent, Inc.	12,484	-	12,484
Runway Bidco, LLC	14,919	-	14,919
Russell Investments US Institutional Holdco Inc	2,592	-	2,592
Saber Parent Holdings Corp	8,243	(806)	7,437
SG Acquisition, Inc.	2,664	-	2,664
Silk Holdings III Corp.	1,817	-	1,817
Spruce Bidco II Inc.	2,938	(653)	2,285
Thg Acquisition, LLC	4,985	(1,678)	3,307
TITAN BW BORROWER L.P.	5,567	(1,111)	4,456
Truck-Lite Co., LLC	11,488	(2,789)	8,699
Uft Buyer LLC	4,607	(474)	4,133
Vantage Specialty Chemicals Holdings, Inc.	1,367	(273)	1,094
Victors Purchaser, LLC	12,378	-	12,378
Wealth Enhancement Group, LLC	50,331	(36,384)	13,947
Zeus Company LLC	1,922	(919)	1,003
Grand Total	$313,372	$(76,614)	$236,758

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(20) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of March 31, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$70,754	$-	$-	$70,754
Automobile Components	24,697	-	-	24,697
Building Products	27,301	-	-	27,301
Capital Markets	31,250	-	-	31,250
Chemicals	15,632	-	-	15,632
Commercial Services & Supplies	125,798	-	-	125,798
Construction & Engineering	55,438	-	-	55,438
Consumer Staples Distribution & Retail	54,637	-	-	54,637
Diversified Consumer Services	24,739	-	-	24,739
Electronic Equipment, Instruments & Components	5,550	-	-	5,550
Financial Services	36,280	-	-	36,280
Health Care Equipment & Supplies	25,749	-	-	25,749
Health Care Providers & Services	102,678	-	-	102,678
Health Care Technology	113,505	-	-	113,505
Household Durables	29,940	-	-	29,940
Insurance	81,600	33	-	81,633
IT Services	33,729	-	-	33,729
Life Sciences Tools & Services	71,059	-	-	71,059
Machinery	9,472	-	-	9,472
Media	45,231	-	-	45,231
Personal Care Products	73,512	-	-	73,512
Pharmaceuticals	37,078	-	-	37,078
Professional Services	65,666	-	-	65,666
Software	222,302	-	-	222,302
Technology Hardware, Storage & Peripherals	100,438	-	4,338	104,776
Transportation Infrastructure	11,190	-	-	11,190
Wireless Telecommunication Services	8,314	-	-	8,314
Grand Total	$1,503,539	$33	$4,338	$1,507,910

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

(21) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of March 31, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$70,547	$-	$-	$70,547
Automobile Components	24,702	-	-	24,702
Building Products	27,268	-	-	27,268
Capital Markets	31,337	-	-	31,337
Chemicals	14,661	-	-	14,661
Commercial Services & Supplies	124,096	-	-	124,096
Construction & Engineering	55,268	-	-	55,268
Consumer Staples Distribution & Retail	54,659	-	-	54,659
Diversified Consumer Services	25,195	-	-	25,195
Electronic Equipment, Instruments & Components	7,244	-	-	7,244
Financial Services	35,377	-	-	35,377
Health Care Equipment & Supplies	24,524	-	-	24,524
Health Care Providers & Services	101,355	-	-	101,355
Health Care Technology	111,444	-	-	111,444
Household Durables	29,830	-	-	29,830
Insurance	80,498	34	-	80,532
IT Services	33,009	-	-	33,009
Life Sciences Tools & Services	69,088	-	-	69,088
Machinery	9,548	-	-	9,548
Media	45,558	-	-	45,558
Personal Care Products	73,684	-	-	73,684
Pharmaceuticals	37,301	-	-	37,301
Professional Services	64,971	-	-	64,971
Software	217,305	-	-	217,305
Technology Hardware, Storage & Peripherals	102,739	-	4,382	107,121
Transportation Infrastructure	11,117	-	-	11,117
Wireless Telecommunication Services	8,416	-	-	8,416
Grand Total	$1,490,741	$34	$4,382	$1,495,157

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of March 31, 2026
Aerospace & Defense	4.72%
Automobile Components	1.65%
Building Products	1.82%
Capital Markets	2.10%
Chemicals	0.98%
Commercial Services & Supplies	8.30%
Construction & Engineering	3.70%
Consumer Staples Distribution & Retail	3.66%
Diversified Consumer Services	1.69%
Electronic Equipment, Instruments & Components	0.48%
Financial Services	2.37%
Health Care Equipment & Supplies	1.64%
Health Care Providers & Services	6.78%
Health Care Technology	7.45%
Household Durables	2.00%
Insurance	5.39%
IT Services	2.21%
Life Sciences Tools & Services	4.62%
Machinery	0.64%
Media	3.05%
Personal Care Products	4.93%
Pharmaceuticals	2.49%
Professional Services	4.35%
Software	14.53%
Technology Hardware, Storage & Peripherals	7.16%
Transportation Infrastructure	0.74%
Wireless Telecommunication Services	0.56%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of March 31, 2026
United States	99.72%
Canada	0.28%
Total	100.00%

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	7/10/2031	$34,001	$33,850	$34,086	(8)
		Total Construction & Engineering			$33,850	$34,086

Consumer Staples Distribution & Retail
Protein for Pets
Protein For Pets Opco, LLC	First Lien Secured Debt - Term Loan	S+525, 1.00% Floor	9/20/2030	$10,417	$10,259	$10,208	(8)(12)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	220	204	198	(8)(12)(16)(18)
					10,463	10,406

Rise Baking
Viking Baked Goods Acquisition Corporation	First Lien Secured Debt - Term Loan	S+500, 0.00% Floor	11/4/2031	28,560	28,177	28,204	(8)(12)
					28,177	28,204
		Total Consumer Staples Distribution & Retail			$38,640	$38,610

Electronic Equipment, Instruments & Components
Wolfspeed Inc
Wolfspeed	First Lien Secured Debt - Corporate Bond	9.88%	6/23/2030	$11,914	$10,782	$12,983	(4)(14)
		Total Electronic Equipment, Instruments & Components			$10,782	$12,983

Financial Services
Service Logic
Saber Parent Holdings Corp	First Lien Secured Debt - Term Loan	S+450, 0.00% Floor	12/16/2032	$19,920	$19,821	$19,819	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	12/16/2032	-	(27)	(27)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	-	(14)	(14)	(8)(12)(15)(16)(18)
					19,780	19,778

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Tivity Health
Tivity Health, Inc.	First Lien Secured Debt - Term Loan	S+500, 0.75% Floor	6/28/2029	33,829	33,967	33,829	(8)
					33,967	33,829
		Total Health Care Providers & Services			$94,936	$94,671

Health Care Technology
Advarra
Advarra Holdings, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	9/15/2031	$46,049	$45,841	$45,819	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	-	(11)	(13)	(8)(12)(15)(16)(18)
					45,830	45,806

Datavant
CT Technologies Intermediate Holdings	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/2/2031	37,882	37,523	37,503	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(18)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(8)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	3,759	3,712	3,709	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(25)	-	(8)(12)(16)(18)
					41,210	41,186

Suvoda
Goldeneye Parent, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	3/31/2032	26,865	26,742	26,932	(8)(12)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	3/31/2032	-	(17)	10	(8)(12)(16)(18)
					26,725	26,942
			Total Health Care Technology		$113,765	$113,934

Household Durables
Polywood
Poly-Wood, LLC	First Lien Secured Debt - Term Loan	S+488, 1.00% Floor	3/20/2030	$28,096	$28,042	$27,955	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+488, 1.00% Floor	3/20/2030	-	-	(21)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(21)	(8)(12)(15)(16)(18)
			Total Household Durables		$28,042	$27,913

Insurance
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	34,000	$34	$34
					34	34

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$21,414	$21,218	$21,414	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	-	(58)	-	(8)(12)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	-	(28)	-	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	160	135	160	(8)(12)(16)(18)
					21,267	21,574

Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+625 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	47,838	46,072	46,523	(8)(12)
					46,072	46,523
			Total Life Sciences Tools & Services		$67,339	$68,097

Machinery
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/6/2032	$9,130	$9,039	$9,040	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	-	(33)	(34)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(12)	(13)	(8)(12)(15)(16)(18)
			Total Machinery		$8,994	$8,993

Media
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	$45,181	$44,616	$44,898	(4)(8)(12)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	856	820	837	(4)(8)(12)(14)(16)(18)
					45,436	45,735

Gannett
USA TODAY Co Inc	First Lien Secured Debt - Convertible Bond	0.06	12/1/2031	10	13	14	(12)(14)
					13	14
				Total Media	$45,449	$45,749

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	16,478	16,335	16,478	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(11)	-	(8)(12)(16)(18)
					16,324	16,478

Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	26,121	25,928	25,925	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(10)	(10)	(8)(12)(15)(16)(18)
					25,918	25,915

Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	37,504	37,328	37,316	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(35)	(38)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	450	428	426	(8)(12)(16)(18)
					37,721	37,704

Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	40,425	40,063	40,021	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(86)	(99)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(43)	(50)	(8)(12)(15)(16)(18)
					39,934	39,872
			Total Software		$225,471	$226,346

Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	$10,639	$10,960	$10,693	(4)(8)
			Total Specialty Retail		$10,960	$10,693

Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	0.1	11/20/2030	$39,887	$39,496	$39,488	(12)
	Common Equity/Partnership Interests - Membership Interest	N/A	N/A	1,788,576	1,789	1,789	(12)(14)
					41,285	41,277

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
		Total Investments before Cash Equivalents			$1,489,706	$1,493,627
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	24,340	$24,340	$24,340	(17)

		Total Investments after Cash Equivalents			$1,514,046	$1,517,967

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
(11)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%
(12)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (See Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(18) As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(19) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of December 31, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$69,820	$-	$-	$69,820
Automobile Components	24,754	-	-	24,754
Building Products	27,081	-	-	27,081
Capital Markets	31,237	-	-	31,237
Chemicals	15,368	-	-	15,368
Commercial Services & Supplies	104,513	-	-	104,513
Communications Equipment	23,215	-	-	23,215
Construction & Engineering	33,850	-	-	33,850
Consumer Staples Distribution & Retail	38,640	-	-	38,640
Electronic Equipment, Instruments & Components	10,782	-	-	10,782
Financial Services	47,136	-	-	47,136
Health Care Equipment & Supplies	24,982	-	-	24,982
Health Care Providers & Services	94,936	-	-	94,936
Health Care Technology	113,765	-	-	113,765
Household Durables	28,042	-	-	28,042
Insurance	81,089	34	-	81,123
IT Services	33,306	-	-	33,306
Life Sciences Tools & Services	67,339	-	-	67,339
Machinery	8,994	-	-	8,994
Media	45,449	-	-	45,449
Personal Care Products	75,362	-	-	75,362
Pharmaceuticals	37,150	-	-	37,150
Professional Services	89,558	-	-	89,558
Software	225,471	-	-	225,471
Specialty Retail	10,960	-	-	10,960
Technology Hardware, Storage & Peripherals	83,680	-	1,789	85,469
Transportation Infrastructure	33,071	-	-	33,071
Wireless Telecommunication Services	8,333	-	-	8,333
Grand Total	$1,487,883	$34	$1,789	$1,489,706

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

(20) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of December 31, 2025:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$69,448	$-	$-	$69,448
Automobile Components	24,609	-	-	24,609
Building Products	27,062	-	-	27,062
Capital Markets	31,237	-	-	31,237
Chemicals	15,187	-	-	15,187
Commercial Services & Supplies	105,164	-	-	105,164
Communications Equipment	22,828	-	-	22,828
Construction & Engineering	34,086	-	-	34,086
Consumer Staples Distribution & Retail	38,610	-	-	38,610
Electronic Equipment, Instruments & Components	12,983	-	-	12,983
Financial Services	47,032	-	-	47,032
Health Care Equipment & Supplies	24,423	-	-	24,423
Health Care Providers & Services	94,671	-	-	94,671
Health Care Technology	113,934	-	-	113,934
Household Durables	27,913	-	-	27,913
Insurance	80,992	34	-	81,026
IT Services	32,983	-	-	32,983
Life Sciences Tools & Services	68,097	-	-	68,097
Machinery	8,993	-	-	8,993
Media	45,749	-	-	45,749
Personal Care Products	75,570	-	-	75,570
Pharmaceuticals	37,396	-	-	37,396
Professional Services	90,288	-	-	90,288
Software	226,346	-	-	226,346
Specialty Retail	10,693	-	-	10,693
Technology Hardware, Storage & Peripherals	83,651	-	1,789	85,440
Transportation Infrastructure	33,422	-	-	33,422
Wireless Telecommunication Services	8,437	-	-	8,437
Grand Total	$1,491,804	$34	$1,789	$1,493,627

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

As of March 31, 2026, the Company's consolidated subsidiaries were AOP II Origination Holdings (L), LLC, AOP II Funding Maple, LLC, AOP II Funding Jasmine LLC, AOP II Investment Holdings (L DC), LLC, AOP II (L) Alpha SPV, LLC, AOP II (L) Beta SPV, LLC, AOP II (L) Gamma SPV, LLC, AOP II (L) Lender, LLC, AOP II (L) Delta SPV, LLC and AOP II (L) Epsilon SPV LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of March 31, 2026 and December 31, 2025 were $46,319 and $36,877, respectively, of which $31,431 and $24,340, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of March 31, 2026 and December 31, 2025, the Company did not hold any derivative contracts.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of March 31, 2026 and December 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

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

For the three months ended March 31, 2026 and 2025, the Company recognized management fees of $1,263 and $740, respectively. As of March 31, 2026 and December 31, 2025, management fees payable were $1,263 and $1,232, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company recognized $1,762 and $1,100, respectively, of incentive fees based on income and $- and $7, respectively, of incentive fees based on cumulative net realized gains (losses).

As of March 31, 2026 and December 31, 2025, performance-based incentive fees payable were $2,526 and $2,281 respectively.

Fees From Affiliates

From time to time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as “Other Income” in the Consolidated Statements of Operations. For three months ended March 31, 2026 and 2025, the Company received $187 and $350, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

Co-Investment Activity

The Company, the Adviser and certain affiliates received an exemptive order from the SEC on May 14, 2025 (the “Order”), that permits us, among other things, to co-invest with other funds and accounts managed by the Adviser or its affiliates, subject to certain conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting the Company to do so. Pursuant to the requirements of the Order, the Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Trustees, has approved co-investment policies and procedures describing how the Company will comply with the Order. Further, the Adviser has adopted policies and procedures (the “Adviser Allocation Policy”) which is designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Pursuant to the Adviser Allocation Policy, the Company will be given the opportunity to participate in any investments that fall within certain criteria established by the Adviser. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Adviser determines that the investment is not appropriate for us, the investment will not be allocated to us.

As of March 31, 2026, the Company’s co-investment holdings were 82.33% of the portfolio or $1,230,983, measured at fair value. On a cost basis, 82.39% of the portfolio or $1,241,933 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 82.14% of the portfolio or $1,226,932, measured at fair value. On a cost basis, 82.27% of the portfolio or $1,225,559 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of March 31, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,503,539	$1,490,741	$-	$91,846	$1,398,895
Preferred Equity	33	34	-	-	34
Common Equity	4,338	4,382	-	-	4,382
Total Investments	$1,507,910	$1,495,157	$-	$91,846	$1,403,311
Money Market Fund	31,431	31,431	31,431	-	-
Total Cash Equivalents	31,431	31,431	31,431	-	-
Total Investments after Cash Equivalents	$1,539,341	$1,526,588	$31,431	$91,846	$1,403,311

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,487,883	$1,491,804	$-	$132,448	$1,359,356
Preferred Equity	34	34	-	-	34
Common Equity	1,789	1,789	-	-	1,789
Total Investments	$1,489,706	$1,493,627	$-	$132,448	$1,361,179
Money Market Fund	24,340	24,340	24,340	-	-
Total Cash Equivalents	24,340	24,340	24,340	-	-
Total Investments after Cash Equivalents	$1,514,046	$1,517,967	$24,340	$132,448	$1,361,179

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2026:

	Three Months Ended March 31,
	2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2025	$1,359,356	$34	$1,789	$1,361,179
Net realized gains (losses)	60	-	-	60
Net change in unrealized gains (losses)	(15,707)	-	43	(15,664)
Net amortization on investments	505	-	-	505
Purchases, including capitalized PIK (1)	70,609	-	2,550	73,159
Sales (1)	(15,928)	-	-	(15,928)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of March 31, 2026	$1,398,895	$34	$4,382	$1,403,311

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2026	$(15,707)	$-	$43	$(15,664)

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

The following table shows changes in the fair value of our Level 3 investments during the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	86	-	-	86
Net change in unrealized gains (losses)	185	-	-	185
Net amortization on investments	209	-	-	209
Purchases, including capitalized PIK (1)	982,655	33	-	982,688
Sales (1)	(6,868)	-	-	(6,868)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of March 31, 2025	$976,267	$33	$-	$976,300

Net change in unrealized gains (losses) on Level 3 investments still held as of March 31, 2025	$185	$-	$-	$185

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements

Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$131,970	Transactional Value	Cost	N/A	-	N/A	N/A
	1,266,925	Yield Analysis	Discount Rate	6.1%	-	14.1%	9.0%
Preferred Equity	34	Yield Analysis	Discount Rate	11.6%	-	11.6%	11.6%
Common Equity	4,382	Yield Analysis	Discount Rate	11.1%	-	17.9%	14.5%
Total Level 3 Investments	$1,403,311

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

Investment Transactions

For the three months ended March 31, 2026 and 2025, purchases of investments on a trade date basis were $71,942 and $1,118,749, respectively.

For the three months ended March 31, 2026 and 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $55,271 and $12,083, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three months ended March 31, 2026 and 2025, PIK income earned was $1,360 and $173, respectively.

The following table shows the change in capitalized PIK balance for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
PIK balance at beginning of period	$2,636	$-
PIK income capitalized	1,217	100
Adjustments due to investments exited or written off	-	-
PIK income received in cash	-	-
PIK balance at end of period	$3,853	$100

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 203% and 188%.

The Company’s outstanding debt obligations as of March 31, 2026 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (2)	Unused Portion(1)	Final Maturity Date
AOP II Maple Credit Facility	07/08/2025	$500,000	$287,500	$287,500	$287,499	$212,500	07/23/2029
AOP II Jasmine Credit Facility	04/25/2025	550,000	473,898	473,898	473,898	76,102	11/14/2028
Total Debt Obligations		$1,050,000	$761,398	$761,398	$761,397	$288,602
Deferred Financing Costs				(4,176)
Total Debt Obligations, net of Deferred Financing Cost				$757,222

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of March 31, 2026.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Average debt outstanding	$805,736	$504,819
Maximum amount of debt outstanding	823,398	592,698
Weighted average annualized interest cost (1)	5.83%	7.06%
Annualized amortized debt issuance cost	0.19%	0.26%
Total annualized interest cost	6.02%	7.32%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Facility. Commitment fees for the three months ended March 31, 2026 and 2025 were $1,174 and $133, respectively.

The components of interest expense for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
	2026	2025
Borrowing interest expense	$10,574	$8,191
Facility unused fees	1,174	133
Amortization of debt issuance costs	373	274
Total interest expense	$12,121	$8,598

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

Proceeds from the AOP II Maple Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Maple, including the purchase of such assets from the Transferor. The Transferor retains a residual interest in assets contributed to or acquired by AOP II Maple through our ownership of AOP II Maple. The maximum principal amount of the AOP II Maple Loan and Servicing Agreement as of March 31, 2026 is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Maple’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Maple Loan and Servicing Agreement, AOP II Maple is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026 amounts drawn under the AOP II Maple Loan and Servicing Agreement, will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA, means (a) during the Revolving Period, (x) prior to the Fifth Amendment Effective Date, 2.10% per annum, and (y) on and after the Fifth Amendment Effective Date, 1.95% per annum, and (b) during the Amortization Period, 2.45% per annum; provided in the case of both clauses (a) and (b) that, at any time during the existence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date, the Applicable Margin shall be increased by an additional 2.00% per annum.

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

Proceeds from the AOP II Jasmine Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Jasmine, including the purchase of such assets from AOP II Origination Holdings (L), LLC (the “Parent”). The Parent retains a residual interest in assets contributed to or acquired by AOP II Jasmine through our ownership of AOP II Jasmine. The maximum principal amount of the AOP II Jasmine Loan and Security Agreement as of March 31, 2026 is $550 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Jasmine’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Jasmine Loan and Security Agreement, AOP II Jasmine is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2026, amounts drawn under the AOP II Jasmine Loan and Security Agreement, will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate, in each case, plus a margin of 2.00%.

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

As of March 31, 2026, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

The following table presents the number of Common Shares issued during the three months ended March 31, 2026:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
March 20, 2026	2,506,749	$65,000
Total	2,506,749	$65,000

* Totals may not foot due to rounding.

The following table presents the number of Common Shares issued during the three months ended March 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 24, 2025	22,533,408	$563,335
Total	22,533,408	$563,335

As of March 31, 2026 and December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	March 31, 2026			December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$215,000	27%	$800,000	$150,000	19%

(1) The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such Subscriber’s Capital Commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

The Company did not declare any distributions during the three months ended March 31, 2026 and 2025.

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	March 31, 2026	December 31, 2025
Unfunded revolver obligations and backstop commitments (1)	$96,347	$132,895
Unfunded delayed draw loan commitments (2)	140,411	148,840
Total Unfunded Commitments (3)	$236,758	$281,735

(1) The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of March 31, 2026 and December 31, 2025, the backstop commitment included in the balance was $- and $33,465, respectively.

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

Note 8. Financial Highlights

The following table presents the Company's financial highlights for the three months ended March 31, 2026 and the period between January 24, 2025 and March 31, 2025:

	Three months ended March 31, 2026	For Period between January 24 and March 31, 2025 (2)
Per Share Data*
Net asset value at beginning of period	$25.60	$-
Net investment income (1)	0.56	0.44
Net realized and change in unrealized gains (losses) (1)	(0.58)	0.00
Net increase in net assets resulting from operations	(0.02)	0.44
Net increase (decrease) in net assets relating to capital share transactions (6)	0.03	25.00
Net asset value at end of period	$25.61	$25.44

Total return (3)	0.04%	1.77%
Shares outstanding at end of period	30,539,824	22,533,408
Weighted average shares outstanding (1)	28,367,308	22,533,408

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$782,109	573,297
Annualized ratio of total expenses to average net assets (4)	8.73%	16.55%
Annualized ratio of net investment income to average net assets (4)	8.61%	18.83%
Portfolio turnover rate	3.72%	1.16%
Asset coverage per unit (5)	$2,027	1,974

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
For the period between January 24, 2025 and March 31, 2025, total return is calculated as the change in NAV per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at the commencement of investment operations). Total return is not annualized.
(4)
For the three months ended March 31, 2026 and the period between January 24, 2025 and March 31, 2025, amounts are annualized except for organizational costs.
(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of March 31, 2026 and 2025, the Company's asset coverage was 203% and 197%, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (Levered) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (Levered) Capital Trust and subsidiaries (the "Company") as of March 31, 2026, the related consolidated statements of operations, changes in net assets and cash flows for the three-month period ended March 31, 2026 and 2025, the consolidated financial highlights for the three-month period ended March 31, 2026 and for the period from January 24, 2025 through March 31, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and the financial highlights for the period from January 24, 2025 through December 31, 2025 (not presented herein); and in our report dated March 12, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

New York, New York

May 13, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The three months ended March 31, 2026 represents the period from January 1, 2026 to March 31, 2026. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 22,533,408 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025 we entered into a subscription agreement with an investor for $800 million in Capital Commitments, providing for the private placement of our Shares. On September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors. Further, on November 21, 2025, the Company issued and sold 1,101,726 Shares and received $30 million as payment for such Shares pursuant to drawdown notices issued to investors. In addition, on December 19, 2025, the Company issued and sold 3,463,361 Shares and received $95 million as payment for such Shares pursuant to drawdown notices issued to investors. Also, on March 20, 2026, the Company issued and sold 2,506,749 Shares and received $65 million as payment for such Shares pursuant to drawdown notices issued to investors.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Investments made in portfolio companies	$71,942	1,118,749
Investments sold	(55,271)	(12,083)
Net investment activity	$16,671	$1,106,666

Portfolio companies, at beginning of period	57	-
Number of investments in new portfolio companies	6	44
Number of exited companies	(3)	(1)
Portfolio companies at end of period	60	43

Number of investments in existing portfolio companies	60	43

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	9.0%	8.7%
Total portfolio	9.1%	8.7%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$67,469	$52,486
Floating rate amount (in thousands)	$1,423,272	$1,439,318
Fixed rate, as percentage of total	4.5%	3.5%
Floating rate, as percentage of total	95.5%	96.5%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$62,323	$50,290
Floating rate amount (in thousands)	$1,441,216	$1,437,593
Fixed rate, as percentage of total	4.1%	3.4%
Floating rate, as percentage of total	95.9%	96.6%

* Totals may not foot due to rounding.

(1) An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Total Investment Income	$31,937	$20,902
Total Expenses	(16,076)	(11,011)
Net Investment Income (loss)	15,861	9,891
Net realized gains (losses)	316	149
Net change in unrealized gains (losses)	(16,674)	(78)
Net realized and change in unrealized gains (losses)	$(16,358)	$71
Net increase (decrease) in net assets resulting from operations	$(497)	$9,962

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Interest income	$30,054	$20,143
PIK interest income	1,360	173
Dividend income	275	236
Other income	248	350
Total investment income	$31,937	$20,902

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, total investment income increased to $31,937 from $20,902 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,495,157 as of March 31, 2026 and $1,106,721 at March 31, 2025. Additionally, our weighted average yield on debt decreased to 9.0% for the three months ended March 31, 2026 from 9.6% for the same period in the prior year. For the three months ended March 31, 2026 and 2025, payment-in-kind interest (“PIK”) income represented 4.3% and 0.8% of total investment income, respectively.

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

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)*	2026	2025
Management fees	$1,263	$740
Performance-based incentive fees	1,762	1,107
Interest and other debt expenses	12,121	8,598
Administration fees	173	139
Trustee fees	39	52
Other general and administrative expenses	718	310
Organizational fees	-	65
Total expenses	$16,076	$11,011

* Totals may not foot due to rounding.

For the three months ended March 31, 2026 and 2025, net expenses were $16.1 million and $11.0 million, respectively. The increase in expenses compared to the prior period was primarily attributable to management fees and interest and other debt expenses. The increase in management fees was primarily driven by an increase in average net assets, while interest and other debt expenses increased primarily due to increased borrowings outstanding.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the three months ended March 31,
(in thousands)*	2026	2025
Non-controlled/non-affiliated investments	$308	$168
Foreign currency transactions	8	(19)
Net realized gains (losses)	$316	$149

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, we generated total net realized gains (losses) of $316, driven by net realized gains of $308 from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments, and net realized gains of $8 for the three months ended March 31, 2026 from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

For the three months ended March 31, 2025, we generated total net realized gains (losses) of $149 driven by net realized gains of $168 from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $(19) for the three months ended March 31, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the three months ended March 31,
(in thousands)*	2026	2025
Non-controlled/non-affiliated investments	$(16,674)	$(50)
Foreign currency translations	-	(28)
Net unrealized gains (losses)	$(16,674)	$(78)

* Totals may not foot due to rounding.

For the three months ended March 31, 2026, we recognized gross unrealized gains of $4,853 and gross unrealized (losses) of $(21,527), resulting in net change in unrealized losses of $(16,674). The fair value of our debt investments as a percentage of principal as of March 31, 2026 was 97.8%.

For the three months ended March 31, 2025, we recognized gross unrealized gains of $419 and gross unrealized (losses) of $(497), resulting in net change in unrealized losses of $(78). The fair value of our debt investments as a percentage of principal as of March 31, 2025 was 99%.

Liquidity and Capital Resources

The Company generates cash primarily from (i) the net proceeds of the private offerings, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares.

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

Debt

See Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$287,500	$-	$-	$287,500	$-
AOP II Jasmine Credit Facility	473,898	-	473,898	-	-
Total Debt Obligations	$761,398	$-	$473,898	$287,500	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$325,900	$-	$-	$325,900	$-
AOP II Jasmine Credit Facility	489,898	-	489,898	-	-
Total Debt Obligations	$815,798	$-	$489,898	$325,900	$-

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

PIK Income

For the three months ended March 31, 2026 and 2025, PIK income totaled $1,360 and $173, respectively, on total investment income of $31,937 and $20,902, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended March 31, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Board based on, among other things, the input of our management and audit committee and independent valuation firms that have been engaged at the direction of our Board to assist in the valuation of each portfolio investment without a readily available market quotation (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.

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

As of March 31, 2026, 95.9% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to nine months after which they reset to current market interest rates, and many of which are subject to certain floors. The AOP II Maple Credit Facility will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA and the AOP II Jasmine Credit Facility will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$24.9	$0.8
Up 150 basis points	18.7	0.6
Up 100 basis points	12.4	0.4
Up 50 basis points	6.2	0.2
Down 50 basis points	(6.2)	(0.2)
Down 100 basis points	(12.4)	(0.4)
Down 150 basis points	(18.7)	(0.6)
Down 200 basis points	(24.7)	(0.8)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and as provided below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unsustainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on March 20, 2026 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust, dated March 26, 2025 (1)
3.2	Certificate of Amendment (1)
3.3	Bylaws, dated March 26, 2025 (1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56722), filed on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

Date: May 13, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)