Form 10-Q
period 2026-06-30
Apollo Origination II (Levered) Capital Trust
filed 2026-08-13
CIK 2052152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 32,067,124 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (Levered) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” or “our” refer to Apollo Origination II (Levered) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $1,632,976 and $1,489,706 at June 30, 2026 and December 31, 2025, respectively)	$1,620,063	$1,493,627
Cash and cash equivalents	43,862	36,877
Due from counterparties	6,255	2,183
Interest receivable	8,279	8,873
Other assets	509	202
Total Assets	$1,678,968	$1,541,762

Liabilities
Debt (net of deferred financing costs of $3,802 and $4,549 at June 30, 2026 and December 31, 2025, respectively)	$820,804	$811,249
Payable for investments purchased	5,567	-
Interest payable	6,780	8,532
Performance-based incentive fees payable	1,943	2,281
Administration fees payable	422	453
Accrued organizational costs	11	11
Management fees payable	1,379	1,232
Other liabilities and accrued expenses	364	398
Total Liabilities	$837,270	$824,156
Commitments and contingencies (Note 7)
Total Net Assets	$841,698	$717,606

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 32,067,124 and 28,033,075 shares issued and outstanding, respectively)	$32	$28
Capital in excess of par value	818,303	713,307
Accumulated distributed earnings (losses)	23,363	4,271
Total Net Assets	$841,698	$717,606

Net Asset Value Per Share	$26.25	$25.60

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$31,743	$27,091	$61,797	$47,320
PIK interest income	2,103	631	3,463	804
Dividend income	552	151	827	387
Other income	429	598	677	948
Total Investment Income	$34,827	$28,471	$66,764	$49,459
Expenses
Management fees	$1,379	$1,090	$2,642	$1,830
Performance-based incentive fees	1,943	1,689	3,705	2,796
Interest and other debt expenses	12,985	10,872	25,106	19,470
Administration fees	183	171	356	310
Trustee fees	40	16	79	68
Other general and administrative expenses	814	507	1,532	817
Organizational fees	-	40	-	105
Total Expenses	17,344	14,385	33,420	25,396
Net Investment Income/(Loss)	$17,483	$14,086	$33,344	$24,063
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$1,565	$1,220	$1,873	$1,388
Foreign currency transactions	679	-	687	(19)
Net realized gains (losses)	2,244	1,220	2,560	1,369
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	(160)	(255)	(16,834)	(305)
Foreign currency translations	22	70	22	42
Net change in unrealized gains (losses)	(138)	(185)	(16,812)	(263)
Net Realized and Change in Unrealized Gains (Losses)	$2,106	$1,035	$(14,252)	$1,106
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,589	$15,121	$19,092	$25,169

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations
Net investment income/(loss)	$17,483	$14,086	$33,344	$24,063
Net realized gains (losses)	2,244	1,220	2,560	1,369
Net change in unrealized gains (losses)	(138)	(185)	(16,812)	(263)
Net Increase (Decrease) in Net Assets Resulting from Operations	$19,589	$15,121	$19,092	$25,169

Capital Share Transactions
Net proceeds from the issuance of common shares	$40,000	$-	$105,000	$563,335
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$40,000	$-	$105,000	$563,335

Net Assets
Net increase (decrease) in net assets during the period	$59,589	$15,121	$124,092	$588,504
Net assets at beginning of period	782,109	573,297	717,606	(86)
Net Assets at End of Period	$841,698	$588,418	$841,698	$588,418

Capital Share Activity
Shares issued during the period	1,527,300	-	4,034,049	22,533,408
Shares extinguished during the period	-	-	-	(60)
Shares issued and outstanding at beginning of period	30,539,824	22,533,408	28,033,075	60
Shares Issued and Outstanding at End of Period	32,067,124	22,533,408	32,067,124	22,533,408

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$19,092	$25,169
Net realized (gains) losses	(2,560)	(1,369)
Net change in unrealized (gains) losses	16,812	263
PIK interest capitalized	(3,200)	698
Purchase of investments	(242,745)	(1,185,011)
Proceeds from sale of investments and principal repayments	105,258	24,160
Amortization of deferred financing costs	746	645
Changes in operating assets and liabilities:
Decrease (increase) in receivable for investments sold	-	(7,217)
Decrease (increase) in due from counterparties	(4,072)	(9,814)
Decrease (increase) in interest receivable	594	(6,561)
Decrease (increase) in other assets	(307)	(261)
Increase (decrease) in payable for investments purchased	5,567	1,604
Increase (decrease) in interest payable	(1,752)	7,377
Increase (decrease) in performance-based incentive fees payable	(338)	1,688
Increase (decrease) in administration fees payable	(31)	256
Increase (decrease) in professional fees payable	-	(65)
Increase (decrease) in accrued organizational costs	-	(3)
Increase (decrease) in management fees payable	147	1,127
Increase (decrease) in other liabilities and accrued expenses	(34)	311
Net Cash (Used in)/Provided by Operating Activities	$(106,823)	$(1,147,003)

Financing Activities
Issuances of debt	$132,808	$621,998
Payments of debt	(124,000)	-
Financing costs paid and deferred	-	(5,293)
Proceeds from extinguishment of common shares	-	2
Proceeds from issuance of common shares	105,000	563,335
Net Cash (Used in)/Provided by Financing Activities	$113,808	$1,180,042

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$6,985	$33,039
Cash, cash equivalents at beginning of period	36,877	2
Cash, Cash Equivalents at the End of Period	$43,862	$33,041

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$26,858	$12,307

Non-Cash Activity
PIK interest income	$3,463	$804

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	10/4/2032	$47,722	$47,910	$47,631	(5)(8)(15)
					47,910	47,631
Triumph
TITAN BW BORROWER L.P.
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	7/24/2032	1,108	1,092	1,102	(8)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.88% PIK, 0.50% Floor	7/24/2032	22,336	21,621	22,255	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(32)	(13)	(15)(17)(19)(20)
					22,681	23,344
			Total Aerospace & Defense		$70,591	$70,975

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	$2,782	$2,706	$2,753	(8)(19)(20)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	-	(37)	(13)	(8)(17)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	2/13/2032	22,025	21,972	21,925	(5)(8)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	2/13/2031	-	-	(10)	(17)(19)(20)
			Total Automobile Components		$24,641	$24,655

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	9/4/2031	$27,036	$26,673	$26,573	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	570	541	533	(7)(15)(19)(20)
			Total Building Products		$27,214	$27,106

Capital Markets
Russell
Russell Investments US Institutional Holdco Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+500 Cash plus 0.75% PIK, 2.00% Floor	12/29/2032	$31,928	$31,302	$31,669	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(36)	(21)	(15)(17)(19)(20)
		Total Capital Markets			$31,266	$31,648

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+400 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	$16,018	$15,351	$14,550	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	376	350	251	(7)(15)(19)(20)
				Total Chemicals	$15,701	$14,801

Commercial Services & Supplies
Stamps.com
Auctane, Inc. (fka Stamps.com Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.75% Floor	6/1/2033	$15,111	$14,886	$14,885	(5)(8)
					14,886	14,885
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/5/2031	45,955	45,184	45,587	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	598	527	558	(7)(15)(19)(20)
					45,711	46,145
Champions Group
LIDO Purchaser, Inc
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	4/4/2033	-	(23)	(24)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	4/4/2033	16,829	16,747	16,744	(8)(15)
					16,724	16,720
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/8/2029	35,968	35,395	35,504	(5)(7)(15)
					35,395	35,504
Service Logic
Saber Parent Holdings Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	20,147	19,830	20,268	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	1,004	978	1,040	(7)(15)(19)(20)
	First Lien Secured Debt - Revolver	P+350, 0.00% Floor	12/16/2032	1,277	1,263	1,296	(13)(15)(19)(20)
					22,071	22,604
			Total Commercial Services & Supplies		$134,787	$135,858

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	$-	$(131)	$(57)	(8)(17)(19)(20)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	7/10/2031	3,436	3,380	3,412	(8)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	7/10/2031	33,829	33,687	33,689	(5)(8)
					36,936	37,044
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	3,809	3,755	3,756	(8)(9)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	10/15/2031	18,204	18,053	18,059	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	10/15/2031	590	570	570	(8)(15)(19)(20)
					22,378	22,385
		Total Construction & Engineering			$59,314	$59,429

Consumer Staples Distribution & Retail
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	$1,277	$1,259	$1,258	(8)(15)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(6)	(7)	(15)(17)(19)(20)
Golden Hippo Pet, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+475, 2.00% Floor	2/5/2031	2,463	2,427	2,427	(8)
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	13,757	13,564	13,557	(8)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(9)	(10)	(17)(19)(20)
					17,235	17,225
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 1.00% Floor	9/20/2030	10,364	10,220	10,208	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	-	(15)	(16)	(8)(15)(17)(19)(20)
					10,205	10,192

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.00% Floor	11/4/2031		28,416	28,060	28,416	(5)(8)(15)
						28,060	28,416
		Total Consumer Staples Distribution & Retail				$55,500	$55,833

Diversified Consumer Services
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031		$1,578	$1,566	$1,560	(8)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031		27,983	26,965	27,669	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030		919	898	881	(7)(15)(19)(20)
		Total Diversified Consumer Services				$29,429	$30,110

Financial Services
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		$43,810	$43,715	$42,932	(8)(19)(20)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	10/2/2028		-	-	(22)	(17)(19)(20)
			Total Financial Services			$43,715	$42,910

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	1/30/2032		$12,905	$12,740	$12,763	(5)(8)(15)
	First Lien Secured Debt - Bank Debt Term Loan	T+500, 0.75% Floor	1/30/2032		¥249,834	1,590	1,524	(3)(12)(15)
	First Lien Secured Debt - Bank Debt Term Loan	C+475, 0.75% Floor	1/30/2032	C$	2,337	1,587	1,633	(3)(11)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		1,142	1,107	1,110	(9)(15)(19)(20)
						17,024	17,030

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Zeus
Zeus Company LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+540, 0.75% Floor	2/28/2031		8,251	8,219	7,415	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+540, 0.75% Floor	2/28/2031		763	769	685	(8)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	2/28/2030		193	193	76	(8)(15)(19)(20)
						9,181	8,176
		Total Health Care Equipment & Supplies				$26,205	$25,206

Health Care Providers & Services
Dental Corp
Aryeh Bidco Investment Ltd.
	First Lien Secured Debt - Bank Debt Term Loan	C+500, 0.75% Floor	1/14/2033	C$	10,935	$7,801	$7,582	(3)(5)(11)(15)(16)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	291	196	183	(3)(11)(15)(16)(19)(20)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	174	116	107	(3)(11)(15)(16)(19)(20)
						8,113	7,872
Tivity Health
Health, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	6/28/2029		33,657	33,777	33,657	(5)(7)
						33,777	33,657
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 1.00% Floor	4/1/2030		30,647	30,592	29,810	(5)(9)(15)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(6)	(93)	(15)(17)(19)(20)
						30,586	29,717
One Call Medical
One Call Corporation (fka Opal Acquisition, Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.50% Floor	9/10/2030		37,360	36,862	36,957	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(27)	(23)	(15)(17)(19)(20)
						36,835	36,934
		Total Health Care Providers & Services				$109,311	$108,180

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Health Care Technology
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	9/15/2031	$-	$(10)	$(36)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	9/15/2031	45,816	45,623	45,183	(5)(7)(15)
					45,613	45,147
Datavant
CT Technologies Intermediate Holdings (Topco), Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/2/2031	37,692	37,360	36,796	(5)(7)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	3,740	3,697	3,601	(7)(8)(15)(17)(19)(20)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(43)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(23)	(35)	(15)(17)(19)(20)
					41,034	40,319
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/31/2032	26,730	26,615	26,011	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	-	(16)	(105)	(15)(17)(19)(20)
					26,599	25,906
		Total Health Care Technology			$113,246	$111,372

Hotels, Restaurants & Leisure
Invited
Invited, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	6/9/2032	$14,683	$14,538	$14,537	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	6/9/2032	-	(10)	(10)	(8)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	6/9/2032	-	(15)	(15)	(17)(19)(20)
			Total Hotels, Restaurants & Leisure		$14,513	$14,512

Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+488, 1.00% Floor	3/20/2030	$27,953	$27,904	$27,822	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(20)	(15)(17)(19)(20)
			Total Household Durables		$27,904	$27,802

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Insurance
Higginbotham
HIG Intermediate, Inc.	Preferred Equity- Cumulative Preferred	N/A	N/A	34 Units	$33	$34
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.00% Floor	6/11/2031	2,480	2,528	2,455	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	2,556	2,518	2,501	(7)(19)(20)
					5,079	4,990
ISC
IRIS Specialty Acquisition LLC
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	277	262	244	(8)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	11/20/2032	18,256	18,169	18,059	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	615	603	586	(7)(8)(15)(19)(20)
					19,034	18,889
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.75% Floor	8/29/2032	18,804	18,633	18,501	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	8/29/2032	-	(32)	(58)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	854	840	828	(8)(15)(19)(20)
					19,441	19,271
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	4/3/2030	25,141	25,140	24,934	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	-	-	(22)	(15)(17)(19)(20)
					25,140	24,912
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	10/31/2031	14,741	14,618	14,504	(5)(7)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	2,457	2,431	2,404	(7)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	409	396	382	(7)(15)(19)(20)
					17,445	17,290
				Total Insurance	$86,139	$85,352

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.50% Floor	9/29/2031	$33,858	$33,728	$32,818	(5)(8)(15)
					33,728	32,818
Oracle Corp
Yucca Growth Infrastructure, LLC
	First Lien Secured Debt - Delayed Draw	S+300, 0.00% Floor	9/18/2026	269	191	189	(7)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+300, 0.00% Floor	9/18/2026	1,234	1,222	1,222	(5)(9)(10)
					1,413	1,411
				Total IT Services	$35,141	$34,229

Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	$3,188	$3,162	$3,180	(7)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/5/2032	21,306	21,124	21,253	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/5/2032	801	778	795	(7)(15)(19)(20)
					25,064	25,228
Curia
Curia Global, Inc.	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/6/2029	2,297	2,297	2,286	(8)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash Plus 9.92% PIK, 0.00% Floor	12/6/2029	49,441	46,287	39,306	(5)(8)(15)
	First Lien Secured Debt - Bank Debt Term Loan	S+625, 1.00% Floor	12/6/2029	1,037	904	1,034	(8)(15)
Curia Receivables II SPV, LLC	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	1/29/2029	1,047	1,047	1,044	(8)(15)(19)(20)
					50,535	43,670
			Total Life Sciences Tools & Services		$75,599	$68,898

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Machinery
United Flow Technologies
Uft Buyer LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/6/2032	$801	$767	$801	(8)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+225 Cash plus 2.75% PIK, 0.50% Floor	12/6/2032	9,276	9,048	9,276	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(12)	-	(15)(19)(20)
				Total Machinery	$9,803	$10,077

Media
Gannett
USA TODAY Co Inc (fka Gannett Co., Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.50% Floor	10/15/2029	$43,853	$43,367	$43,633	(4)(5)(8)(15)(16)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	836	804	821	(4)(5)(8)(15)(16)(19)(20)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	17	(15)(16)
				Total Media	$44,184	$44,471

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 1.00% Floor	6/27/2030	$31,045	$30,803	$30,846	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+500, 1.00% Floor	6/27/2029	-	(14)	(13)	(15)(17)(19)(20)
					30,789	30,833
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	42,409	41,853	42,205	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	127	111	119	(7)(15)(19)(20)
					41,964	42,324
			Total Personal Care Products		$72,753	$73,157

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Pharmaceuticals
Catalent
Creek Parent, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/18/2031	$43,305	$42,639	$42,638	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/18/2031	-	(97)	(102)	(15)(17)(19)(20)
		Total Pharmaceuticals			$42,542	$42,536

Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 2.00% Floor	8/31/2028	$33,854	$33,736	$32,939	(5)(8)(15)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 2.00% Floor	8/31/2028	2,890	2,867	2,784	(5)(7)(15)
					36,603	35,723
Cumming Group
Chartwell Cumming Holding Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 1.00% Floor	6/16/2033	3,528	3,457	3,457	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 1.00% Floor	6/16/2033	4,373	4,031	4,030	(8)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/16/2033	-	(26)	(26)	(15)(17)(19)(20)
					7,462	7,461
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	13,413	13,011	13,216	(5)(8)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	453	442	435	(7)(19)(20)
					13,453	13,651
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/1/2031	18,671	18,438	18,449	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/1/2031	1,165	1,102	1,102	(8)(15)(19)(20)
	First Lien Secured Debt - Delayed Draw	S+425, 0.75% Floor	9/1/2031	-	(15)	(15)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/1/2031	-	(25)	(25)	(15)(17)(19)(20)
					19,500	19,511

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Qualus
Qinetic, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	5/2/2033	16,829	16,663	16,660	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	5/2/2033	-	(47)	(48)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	5/2/2033	-	(23)	(24)	(15)(17)(19)(20)
					16,593	16,588
			Total Professional Services		$93,611	$92,934

Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	$5,756	$5,744	$5,433	(7)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+600, 0.75% Floor	3/19/2031	2,533	2,528	2,391	(5)(7)(15)
	First Lien Secured Debt - Revolver	S+650, 0.75% Floor	3/19/2031	-	(3)	(92)	(15)(17)(19)(20)
					8,269	7,732
Clearwater Analytics Holdings Inc
Clearwater Analytics Holdings Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/27/2033	11,838	11,779	11,779	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/27/2033	-	(11)	(11)	(8)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/27/2033	-	(7)	(7)	(17)(19)(20)
					11,761	11,761
Databricks
Databricks, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.00% Floor	1/5/2032	39,368	39,590	39,318	(4)(5)(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	43	-	(4)(8)(19)(20)
					39,633	39,318
Enverus
Edition Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	12/20/2032	31,746	31,607	31,378	(5)(7)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(20)	(67)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	12/20/2032	89	80	61	(7)(15)(19)(20)
					31,667	31,372

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	2,456	2,481	2,363	(8)(15)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/2/2031	25,058	25,162	24,693	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	(37)	(15)(17)(19)(20)
					27,643	27,019
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/30/2030	16,394	16,264	15,925	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(9)	(39)	(15)(17)(19)(20)
					16,255	15,886
Jeppesen
JEPPESEN HOLDINGS, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	11/1/2032	26,121	25,939	25,839	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(9)	(15)	(15)(17)(19)(20)
					25,930	25,824
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	6/3/2032	37,316	37,151	36,140	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/3/2032	451	419	213	(8)(15)(19)(20)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(21)	(156)	(15)(17)(19)(20)
					37,549	36,197
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/17/2031	40,221	39,884	38,830	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(79)	(344)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(39)	(172)	(15)(17)(19)(20)
					39,766	38,314
				Total Software	$238,473	$233,423

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Technology Hardware, Storage & Peripherals
Valor 1
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Bank Debt Term Loan	10.00%	11/20/2030	$35,899	$35,572	$38,311	(4)(5)(15)
VCI Intermediate Topco 1 LLC	Common Equity – Membership Interest	N/A	N/A	1,789 Units	1,789	1,699	(15)(16)
					37,361	40,010
Valor 2
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Bank Debt Term Loan	7.37%	2/18/2031	18,614	18,439	19,124	(4)(5)(15)
VCI Intermediate TopCo 2 LLC	Common Equity – Membership Interest	N/A	N/A	2,550 Units	2,550	2,397	(15)(16)
					20,989	21,521
Valor 3
VCI Asset Holdings 3 LLC	First Lien Secured Debt - Bank Debt Term Loan	6.88%	4/24/2031	29,536	29,250	29,955	(4)(5)(15)
VCI Intermediate TopCo 3 LLC	Common Equity – Membership Interest	N/A	N/A	69 Units	69	70	(15)(16)
					29,319	30,025
Service Express
Victors Purchaser, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.50% Floor	12/23/2032	43,794	43,747	43,461	(5)(8)(15)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	(17)	(49)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/23/2032	582	535	537	(7)(15)(19)(20)
					44,265	43,949
		Total Technology Hardware, Storage & Peripherals			$131,934	$135,505
Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	$-	$(10)	$(86)	(8)(15)(17)(19)(20)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/14/2032	11,233	11,183	10,824	(5)(8)(15)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(9)	(79)	(15)(17)(19)(20)
		Total Transportation Infrastructure			$11,164	$10,659

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units (3)	Cost(21)	Fair Value(1)(2)(22)
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	5/13/2032	$8,374	$8,300	$8,425	(5)(8)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(4)	-	(19)(20)
			Total Wireless Telecommunication Services		$8,296	$8,425

			Total Investments before Cash Equivalents		$1,632,976	$1,620,063
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional Shares		N/A	N/A	29,240	$29,240	$29,240	(18)

			Total Investments after Cash Equivalents		$1,662,216	$1,649,303

(1)
Apollo Credit Management, LLC, as "valuation designee" (the "Adviser") is responsible for determining fair value, subject to the oversight of the Board of the Company (the "Board") (see Note 2 to the consolidated financial statements).
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
(7)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(8)
The interest rate on these loans is subject to 3 months SOFR, which as of June 30, 2026 was 3.73%.
(9)
The interest rate on these loans is subject to 6 months SOFR, which as of June 30, 2026 was 3.85%.
(10)
The interest rate on these loans is subject to 12 months SOFR, which as of June 30, 2026 was 3.99%.
(11)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average (“CORRA”), which as of June 30, 2026 was 2.28%.
(12)
The interest rate on these loans is subject to 3 months Japan Tokyo Overnight Average Rate (“TONAR” or “I”), which as of June 30, 2026 was 0.98%.
(13)
The interest rate on these loans is subject to Prime Rate ("P"), which as of June 30, 2026 was 6.75%.
(14)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(15)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, all of the Company's investments were non-controlled, non-affiliated.
(16)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2026, non-qualifying assets represented approximately 3.37% of the total assets of the Company.
(17)
The negative fair value is the result of the commitment being valued below par.
(18)
This security is included in Cash and Cash Equivalents on the Consolidated Statements of Assets and Liabilities.
(19)
The undrawn portion of these committed revolvers and delayed draw term loans includes a commitment and unused fee rate.

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(20) As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Advarra Holdings, Inc.	$2,610	$-	$2,610
Altern Marketing, LLC	457	-	457
Aryeh Bidco Investment Ltd.	3,489	(465)	3,024
AVSC Holding Corp.	4,980	(598)	4,382
Azurite Intermediate Holdings, Inc.	7,405	(5,756)	1,649
Cambrex Corp.	5,992	(3,989)	2,003
CCI Buyer, Inc.	493	-	493
Chartwell Cumming Holding Corp	18,452	(4,373)	14,079
Clearwater Analytics Holdings Inc	3,617	-	3,617
Creek Parent, Inc.	6,649	-	6,649
CT Technologies Intermediate Holdings (Topco), Inc.	10,149	(3,740)	6,409
Curia Global, Inc.	4,446	(2,297)	2,149
Curia Receivables II SPV, LLC	1,047	(1,047)	-
Databricks, Inc.	22,452	-	22,452
Deerfield Dakota Holding, LLC	1,236	(453)	783
Edition Holdings, Inc.	8,149	(89)	8,060
Elk Bidco, Inc	4,480	-	4,480
Everbridge Holdings, LLC	8,867	(2,456)	6,411
Evergreen IX Borrower 2023, LLC	1,365	-	1,365
Fire Flow Intermediate Corporation	19,919	(3,436)	16,483
Geotechnical Merger Sub, Inc.	9,270	(4,399)	4,871
Golden Hippo Pet, LLC	685	-	685
Goldeneye Parent, LLC	3,909	-	3,909
Higginbotham Insurance Agency, Inc.	5,678	(2,556)	3,122
Invited, Inc.	2,489	-	2,489
IRIS Specialty Acquisition LLC	5,785	(892)	4,893
Jensen Hughes, Inc	8,658	(1,165)	7,493
JEPPESEN HOLDINGS, LLC	1,354	-	1,354
Koala Investment Holdings, Inc.	5,237	(854)	4,383
Legends Hospitality Holding Company, LLC	4,919	(2,497)	2,422
LHS Borrower LLC	2,193	(570)	1,623
LIDO Purchaser, Inc	4,808	-	4,808
OMH-Healthedge Holdings, Inc.	3,387	-	3,387
One Call Corporation (fka Opal Acquisition, Inc.)	2,169	-	2,169
Parfums Holding Company, Inc.	2,005	-	2,005
Poly-Wood, LLC	4,215	-	4,215
Protein For Pets Opco, LLC	1,102	-	1,102
QBS Parent, Inc.	12,483	(451)	12,032
Qinetic, Inc.	7,212	-	7,212
Runway Bidco, LLC	14,919	-	14,919
Russell Investments US Institutional Holdco Inc	2,592	-	2,592
Saber Parent Holdings Corp	8,243	(2,280)	5,963
SG Acquisition, Inc.	2,664	-	2,664
Silk Holdings III Corp.	1,817	(127)	1,690
Spruce Bidco II Inc.	2,938	(1,142)	1,796
Thg Acquisition, LLC	4,978	(2,866)	2,112
TITAN BW BORROWER L.P.	5,564	(1,108)	4,456
Truck-Lite Co., LLC	11,481	(2,782)	8,699
Uft Buyer LLC	4,607	(801)	3,806
USA TODAY Co Inc (fka Gannett Co., Inc.)	2,946	(836)	2,110
Vantage Specialty Chemicals Holdings, Inc.	1,367	(376)	991
Victors Purchaser, LLC	12,378	(582)	11,796
Wealth Enhancement Group, LLC	50,262	(43,810)	6,452
Yucca Growth Infrastructure, LLC	8,308	(269)	8,039
Zeus Company LLC	1,920	(956)	964
Grand Total	$360,796	$(100,018)	$260,778

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(21) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of June 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$70,591	$-	$-	$70,591
Automobile Components	24,641	-	-	24,641
Building Products	27,214	-	-	27,214
Capital Markets	31,266	-	-	31,266
Chemicals	15,701	-	-	15,701
Commercial Services & Supplies	134,787	-	-	134,787
Construction & Engineering	59,314	-	-	59,314
Consumer Staples Distribution & Retail	55,500	-	-	55,500
Diversified Consumer Services	29,429	-	-	29,429
Financial Services	43,715	-	-	43,715
Health Care Equipment & Supplies	26,205	-	-	26,205
Health Care Providers & Services	109,311	-	-	109,311
Health Care Technology	113,246	-	-	113,246
Hotels, Restaurants & Leisure	14,513	-	-	14,513
Household Durables	27,904	-	-	27,904
Insurance	86,106	33	-	86,139
IT Services	35,141	-	-	35,141
Life Sciences Tools & Services	75,599	-	-	75,599
Machinery	9,803	-	-	9,803
Media	44,184	-	-	44,184
Personal Care Products	72,753	-	-	72,753
Pharmaceuticals	42,542	-	-	42,542
Professional Services	93,611	-	-	93,611
Software	238,473	-	-	238,473
Technology Hardware, Storage & Peripherals	127,526	-	4,408	131,934
Transportation Infrastructure	11,164	-	-	11,164
Wireless Telecommunication Services	8,296	-	-	8,296
Grand Total	$1,628,535	$33	$4,408	$1,632,976

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

(22) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of June 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$70,975	$-	$-	$70,975
Automobile Components	24,655	-	-	24,655
Building Products	27,106	-	-	27,106
Capital Markets	31,648	-	-	31,648
Chemicals	14,801	-	-	14,801
Commercial Services & Supplies	135,858	-	-	135,858
Construction & Engineering	59,429	-	-	59,429
Consumer Staples Distribution & Retail	55,833	-	-	55,833
Diversified Consumer Services	30,110	-	-	30,110
Financial Services	42,910	-	-	42,910
Health Care Equipment & Supplies	25,206	-	-	25,206
Health Care Providers & Services	108,180	-	-	108,180
Health Care Technology	111,372	-	-	111,372
Hotels, Restaurants & Leisure	14,512	-	-	14,512
Household Durables	27,802	-	-	27,802
Insurance	85,318	34	-	85,352
IT Services	34,229	-	-	34,229
Life Sciences Tools & Services	68,898	-	-	68,898
Machinery	10,077	-	-	10,077
Media	44,471	-	-	44,471
Personal Care Products	73,157	-	-	73,157
Pharmaceuticals	42,536	-	-	42,536
Professional Services	92,934	-	-	92,934
Software	233,423	-	-	233,423
Technology Hardware, Storage & Peripherals	131,339	-	4,166	135,505
Transportation Infrastructure	10,659	-	-	10,659
Wireless Telecommunication Services	8,425	-	-	8,425
Grand Total	$1,615,863	$34	$4,166	$1,620,063

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of June 30, 2026
Aerospace & Defense	4.38%
Automobile Components	1.52%
Building Products	1.67%
Capital Markets	1.95%
Chemicals	0.91%
Commercial Services & Supplies	8.39%
Construction & Engineering	3.67%
Consumer Staples Distribution & Retail	3.45%
Diversified Consumer Services	1.86%
Financial Services	2.65%
Health Care Equipment & Supplies	1.56%
Health Care Providers & Services	6.68%
Health Care Technology	6.87%
Hotels, Restaurants & Leisure	0.90%
Household Durables	1.72%
Insurance	5.27%
IT Services	2.11%
Life Sciences Tools & Services	4.25%
Machinery	0.62%
Media	2.75%
Personal Care Products	4.52%
Pharmaceuticals	2.63%
Professional Services	5.74%
Software	14.41%
Technology Hardware, Storage & Peripherals	8.36%
Transportation Infrastructure	0.66%
Wireless Telecommunication Services	0.52%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of June 30, 2026
United States	99.69%
Canada	0.31%
Total	100.00%

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
Life Sciences Tools & Services
Cambrex
Cambrex Corp.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	3/5/2032	$21,414	$21,218	$21,414	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	-	(58)	-	(8)(12)(16)(18)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/6/2032	-	(28)	-	(8)(12)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	3/5/2032	160	135	160	(8)(12)(16)(18)
					21,267	21,574

Curia
Curia Global, Inc.	First Lien Secured Debt - Term Loan	S+625 Cash plus 3.25% PIK, 0.00% Floor	12/6/2029	47,838	46,072	46,523	(8)(12)
					46,072	46,523
			Total Life Sciences Tools & Services		$67,339	$68,097

Machinery
United Flow Technologies
Uft Buyer LLC	First Lien Secured Debt - Term Loan	S+450, 0.50% Floor	12/6/2032	$9,130	$9,039	$9,040	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/6/2032	-	(33)	(34)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(12)	(13)	(8)(12)(15)(16)(18)
			Total Machinery		$8,994	$8,993

Media
Gannett
Gannett Holdings, LLC	First Lien Secured Debt - Term Loan	S+500, 1.50% Floor	10/15/2029	$45,181	$44,616	$44,898	(4)(8)(12)(14)
	First Lien Secured Debt - Delayed Draw	S+500, 1.50% Floor	10/15/2029	856	820	837	(4)(8)(12)(14)(16)(18)
					45,436	45,735

Gannett
USA TODAY Co Inc	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	13	14	(12)(14)
					13	14
				Total Media	$45,449	$45,749

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/ Shares(3)	Cost(19)	Fair Value(1)(2)(20)
G2CI
Evergreen IX Borrower 2023, LLC	First Lien Secured Debt - Term Loan	S+475, 0.75% Floor	9/30/2030	16,478	16,335	16,478	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(11)	-	(8)(12)(16)(18)
					16,324	16,478

Jeppesen
JEPPESEN HOLDINGS, LLC	First Lien Secured Debt - Term Loan	S+475, 0.50% Floor	11/1/2032	26,121	25,928	25,925	(8)(12)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(10)	(10)	(8)(12)(15)(16)(18)
					25,918	25,915

Quorum
QBS Parent, Inc.	First Lien Secured Debt - Term Loan	S+450, 0.75% Floor	6/3/2032	37,504	37,328	37,316	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	6/3/2032	-	(35)	(38)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	450	428	426	(8)(12)(16)(18)
					37,721	37,704

Redwood
Runway Bidco, LLC	First Lien Secured Debt - Term Loan	S+500, 0.50% Floor	12/17/2031	40,425	40,063	40,021	(8)(12)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(86)	(99)	(8)(12)(15)(16)(18)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(43)	(50)	(8)(12)(15)(16)(18)
					39,934	39,872
			Total Software		$225,471	$226,346

Specialty Retail
Tailored Brands
The Men's Wearhouse, LLC	First Lien Secured Debt - Term Loan	S+575, 0.00% Floor	2/26/2029	$10,639	$10,960	$10,693	(4)(8)
			Total Specialty Retail		$10,960	$10,693

Technology Hardware, Storage & Peripherals
Valor
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Term Loan	10.00%	11/20/2030	$39,887	$39,496	$39,488	(12)
	Common Equity/Partnership Interests - Membership Interest	N/A	N/A	1,788,576	1,789	1,789	(12)(14)
					41,285	41,277

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
(11)
The interest rate on these loans is subject to Prime, which as of December 31, 2025 was 6.75%.
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

As of June 30, 2026, the Company's consolidated subsidiaries were AOP II Origination Holdings (L), LLC, AOP II Funding Maple, LLC, AOP II Funding Jasmine LLC, AOP II Investment Holdings (L DC), LLC, AOP II (L) Alpha SPV, LLC, AOP II (L) Beta SPV, LLC, AOP II (L) Gamma SPV, LLC, AOP II (L) Lender, LLC, AOP II (L) Delta SPV, LLC, AOP II (L) Epsilon SPV LLC, AOP II (L) Zeta SPV, LLC and AOP II (L) Eta SPV, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of June 30, 2026 and December 31, 2025 were $43,862 and $36,877, respectively, of which $29,240 and $24,340, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the three months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process.

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

As of June 30, 2026 and December 31, 2025, the Company did not hold any derivative contracts.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of June 30, 2026 and December 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

In November 2024, FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

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

On August 6, 2026, the Advisory Agreement was renewed and continued for an additional one-year period. Unless earlier terminated as described below, the Advisory Agreement will remain in effect until August 6, 2027, and may be extended subject to required approvals. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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

For the three and six months ended June 30, 2026, the Company recognized management fees of $1,379 and $2,642, respectively. For the three and six months ended June 30, 2025, the Company recognized management fees of $1,090 and $1,830, respectively. As of June 30, 2026 and December 31, 2025, management fees payable were $1,379 and $1,232, respectively.

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

For the three and six months ended June 30, 2026, the Company recognized $1,943 and $3,705, respectively, of incentive fees based on income and $- and $-, respectively, of incentive fees based on cumulative net realized gains (losses).

For the three and six months ended June 30, 2025, the Company recognized $1,585 and $2,685, respectively, of incentive fees based on income and $104 and $111, respectively, of incentive fees based on cumulative net realized gains (losses).

As of June 30, 2026 and December 31, 2025, performance-based incentive fees payable were $1,943 and $2,281, respectively.

Fees From Affiliates

From time to time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as “Other Income” in the Consolidated Statements of Operations. For the three and six months ended June 30, 2026, the Company received $148 and $335, respectively, in fee rebates from affiliates related to Capital Solution Services. For the three and six months ended June 30, 2025, the Company received $0 and $350, respectively, in fee rebates from affiliates related to Capital Solution Services.

Administration Agreement with ACM

On January 21, 2025, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, ACM as the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of other service providers), preparing reports to shareholders and reports filed with the Securities and Exchange Commission (the "SEC"), preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

On August 6, 2026, the Board renewed the Administration Agreement. Unless earlier terminated, the Administration Agreement will remain in effect until August 6, 2027, and may be extended subject to required approvals.

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

As of June 30, 2026, the Company’s co-investment holdings were 83.75% of the portfolio or $1,356,871, measured at fair value. On a cost basis, 83.81% of the portfolio or $1,364,438 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 82.14% of the portfolio or $1,226,932, measured at fair value. On a cost basis, 82.27% of the portfolio or $1,225,559 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of June 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,628,535	$1,615,863	$-	$171,163	$1,444,700
Preferred Equity	33	34	-	-	34
Common Equity	4,408	4,166	-	-	4,166
Total Investments	$1,632,976	$1,620,063	$-	$171,163	$1,448,900
Money Market Fund	29,240	29,240	29,240	-	-
Total Cash Equivalents	29,240	29,240	29,240	-	-
Total Investments after Cash Equivalents	$1,662,216	$1,649,303	$29,240	$171,163	$1,448,900

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,487,883	$1,491,804	$-	$132,448	$1,359,356
Preferred Equity	34	34	-	-	34
Common Equity	1,789	1,789	-	-	1,789
Total Investments	$1,489,706	$1,493,627	$-	$132,448	$1,361,179
Money Market Fund	24,340	24,340	24,340	-	-
Total Cash Equivalents	24,340	24,340	24,340	-	-
Total Investments after Cash Equivalents	$1,514,046	$1,517,967	$24,340	$132,448	$1,361,179

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2026:

	Three Months Ended June 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2026	$1,398,895	$34	$4,382	$1,403,311
Net realized gains (losses)	394	-	-	394
Net change in unrealized gains (losses)	1,217	-	(284)	933
Net amortization on investments	400	-	-	400
Purchases, including capitalized PIK (1)	143,478	-	68	143,546
Sales (1)	(42,249)	-	-	(42,249)
Transfers out of Level 3 (3)	(57,435)	-	-	(57,435)
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2026	$1,444,700	$34	$4,166	$1,448,900

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$1,217	$-	$(284)	$933

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2025	$1,359,356	$34	$1,789	$1,361,179
Net realized gains (losses)	454	-	-	454
Net change in unrealized gains (losses)	(14,490)	-	(241)	(14,731)
Net amortization on investments	905	-	-	905
Purchases, including capitalized PIK (1)	214,087	-	2,618	216,705
Sales (1)	(58,177)	-	-	(58,177)
Transfers out of Level 3 (3)	(57,435)	-	-	(57,435)
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2026	$1,444,700	$34	$4,166	$1,448,900

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2026	$(14,490)	$-	$(241)	$(14,731)

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

The following table shows changes in the fair value of our Level 3 investments during the three months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of March 31, 2025	$976,267	$33	$-	$976,300
Net realized gains (losses)	1,190	-	-	1,190
Net change in unrealized gains (losses)	(537)	1	-	(536)
Net amortization on investments	740	-	-	740
Purchases, including capitalized PIK (1)	63,913	-	-	63,913
Sales (1)	(8,122)	-	-	(8,122)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2025	$1,033,451	$34	$-	$1,033,485

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(537)	$1	$-	$(536)

The following table shows changes in the fair value of our Level 3 investments during the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	1,276	-	-	1,276
Net change in unrealized gains (losses)	(352)	1	-	(351)
Net amortization on investments	949	-	-	949
Purchases, including capitalized PIK (1)	1,046,568	33	-	1,046,601
Sales (1)	(14,990)	-	-	(14,990)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of June 30, 2025	$1,033,451	$34	$-	$1,033,485

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2025	$(352)	$1	$-	$(351)

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$67,041	Transactional Value	Cost	N/A	-	N/A	N/A
	1,338,353	Yield Analysis	Discount Rate	7.4%	-	15.2%	9.5%
	39,306	Asset Recoverability	Recoverability %	79.5%	-	79.5%	79.5%
Preferred Equity	34	Yield Analysis	Discount Rate	11.6%	-	11.6%	11.6%
Common Equity	4,166	Yield Analysis	Discount Rate	15.1%	-	18.9%	16.5%
Total Level 3 Investments	$1,448,900

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

Investment Transactions

For the three and six months ended June 30, 2026, purchases of investments on a trade date basis were $170,803 and $242,745, respectively.

For the three and six months ended June 30, 2025, purchases of investments on a trade date basis were $66,262 and $1,185,011, respectively.

For the three and six months ended June 30, 2026, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $49,987 and $105,258, respectively.

For the three and six months ended June 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $12,077 and $24,160, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and six months ended June 30, 2026, PIK income earned was $2,103 and $3,463, respectively. For the three and six months ended June 30, 2025, PIK income earned was $631 and $804, respectively.

The following table shows the change in capitalized PIK balance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$3,853	$100	$2,636	$-
PIK income capitalized	1,983	598	3,200	698
Adjustments due to investments exited or written off	-	-	-	-
PIK income received in cash	-	-	-	-
PIK balance at end of period	$5,836	$698	$5,836	$698

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 202% and 188%, respectively.

The Company’s outstanding debt obligations as of June 30, 2026 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (2)	Unused Portion(1)	Final Maturity Date
AOP II Maple Credit Facility	05/19/2026	$500,000	$341,097	$341,708	$341,708	$158,903	07/23/2029
AOP II Jasmine Credit Facility	04/25/2025	550,000	482,898	482,898	482,898	67,102	11/14/2028
Total Debt Obligations		$1,050,000	$823,995	$824,606	$824,606	$226,005
Deferred Financing Costs				(3,802)
Total Debt Obligations, net of Deferred Financing Cost				$820,804

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of June 30, 2026.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average debt outstanding	$805,871	$596,991	$805,764	$557,906
Maximum amount of debt outstanding	854,606	621,998	854,606	621,998
Weighted average annualized interest cost (1)	6.19%	6.96%	6.01%	7.36%
Annualized amortized debt issuance cost	0.18%	0.25%	0.18%	0.25%
Total annualized interest cost	6.37%	7.21%	6.19%	7.61%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Facility. Commitment fees for the three and six months ended June 30, 2026 were $399 and $779, respectively. Commitment fees for the three and six months ended June 30, 2025 were $156 and $289, respectively.

The components of interest expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$12,213	$10,345	$23,581	$18,536
Facility unused fees	399	156	779	289
Amortization of debt issuance costs	373	371	746	645
Total interest expense	$12,985	$10,872	$25,106	$19,470

AOP II Funding Maple Credit Facility

On July 23, 2024 (the “AOP II Maple Closing Date”), October 7, 2024, November 14, 2024, December 2, 2024, March 7, 2025, April 30, 2025, June 5, 2025, July 8, 2025, and May 19, 2026, AOP II Funding Maple LLC (“AOP II Maple”), a Delaware limited liability company and an indirect subsidiary of the Company entered into, and subsequently amended, a Loan and Servicing Agreement (the “AOP II Maple Loan and Servicing Agreement”), with AOP II Maple, as borrower, AOP II Origination Holdings (L), LLC, a Delaware limited liability company and a subsidiary of the Company, in its capacity as transferor (the “Transferor”), Apollo Origination Management, L.P., as servicer (the “Servicer”), the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as the collateral agent and the account bank, and Alter Domus (US) LLC, as collateral custodian.

Proceeds from the AOP II Maple Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Maple, including the purchase of such assets from the Transferor. The Transferor retains a residual interest in assets contributed to or acquired by AOP II Maple through our ownership of AOP II Maple. The maximum principal amount of the AOP II Maple Loan and Servicing Agreement as of June 30, 2026 is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Maple’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Maple Loan and Servicing Agreement, AOP II Maple is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026 amounts drawn under the AOP II Maple Loan and Servicing Agreement will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA, means (a) during the Revolving Period, (x) prior to the Fifth Amendment Effective Date, 2.10% per annum, and (y) on and after the Fifth Amendment Effective Date, 1.95% per annum, and (b) during the Amortization Period, 2.45% per annum; provided in the case of both clauses (a) and (b) that, at any time during the existence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date, the Applicable Margin shall be increased by an additional 2.00% per annum.

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

Proceeds from the AOP II Jasmine Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Jasmine, including the purchase of such assets from AOP II Origination Holdings (L), LLC (the “Parent”). The Parent retains a residual interest in assets contributed to or acquired by AOP II Jasmine through our ownership of AOP II Jasmine. The maximum principal amount of the AOP II Jasmine Loan and Security Agreement as of June 30, 2026 is $550 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Jasmine’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Jasmine Loan and Security Agreement, AOP II Jasmine is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2026, amounts drawn under the AOP II Jasmine Loan and Security Agreement, will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate, in each case, plus a margin of 2.00%.

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

As of June 30, 2026, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

The following table presents the number of Common Shares issued during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
Proceeds from shares sold	1,527,300	$40,000	4,034,049	$105,000
Total	1,527,300	$40,000	4,034,049	$105,000

* Totals may not foot due to rounding.

The following table presents the number of Common Shares issued during the three months ended June 30, 2025 and the period between January 24, 2025 and June 30, 2025:

	Three Months Ended June 30, 2025		For the period between January 24 and June 30, 2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	-	$-	22,533,408	$563,335
Total	-	$-	22,533,408	$563,335

As of June 30, 2026 and December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	June 30, 2026			December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$255,000	32%	$800,000	$150,000	19%

(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such subscriber’s capital commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

The Company did not declare any distributions during the six months ended June 30, 2026 and 2025.

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	June 30, 2026	December 31, 2025
Unfunded revolver obligations and backstop commitments (1)	$112,895	$132,895
Unfunded delayed draw loan commitments (2)	158,695	148,840
Total Unfunded Commitments (3)	$271,590	$281,735

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of June 30, 2026 and December 31, 2025, the backstop commitment included in the balance was $10,812 and $33,465, respectively.
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

Note 8. Financial Highlights

The following table presents the Company's financial highlights for the six months ended June 30, 2026 and the period between January 24, 2025 and June 30, 2025:

	Six Months Ended June 30, 2026	For the period between January 24 and June 30, 2025 (2)
Per Share Data*
Net asset value at beginning of period	$25.60	$-
Net investment income (1)	1.13	1.07
Net realized and change in unrealized gains (losses) (1)	(0.48)	0.05
Net increase in net assets resulting from operations	0.65	1.12
Net increase (decrease) in net assets relating to capital share transactions (6)	-	25.00
Net asset value at end of period	$26.25	$26.11

Total return (3)	2.54%	4.45%
Shares outstanding at end of period	32,067,124	22,533,408
Weighted average shares outstanding (1)	29,518,634	22,533,408

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$841,698	588,418
Annualized ratio of total expenses to average net assets (4)	8.68%	14.00%
Annualized ratio of net investment income to average net assets (4)	8.66%	13.82%
Portfolio turnover rate	6.90%	2.26%
Asset coverage per unit (5)	$2,021	1,946

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
For the period between January 24, 2025 and June 30, 2025, total return is calculated as the change in NAV per share divided by the beginning NAV per share (which for the purposes of this calculation is equal to the net offering price in effect at the commencement of investment operations). Total return is not annualized.
(4)
For the six months ended June 30, 2026 and the period between January 24, 2025 and June 30, 2025, amounts are annualized except for organizational costs.
(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of June 30, 2026 and 2025, the Company's asset coverage was 202% and 195%, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (Levered) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (Levered) Capital Trust and subsidiaries (the "Company") as of June 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, the financial highlights for the six-month period ended June 30, 2026 and for the period from January 24, 2025 through June 30, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, of the Company as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, and financial highlights for the period from January 24, 2025 through December 31, 2025 (not presented herein); and in our report dated March 12, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities, including the consolidated schedule of investments from which it has been derived.

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

August 12, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The six months ended June 30, 2026 represents the period from January 1, 2026 to June 30, 2026. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

On December 31, 2024, Apollo Capital Management, L.P. purchased 60 common shares of beneficial interest of the Company (the “Shares”) at a price of $25.00 per share, as our initial capital. In connection with the Merger, these 60 Shares were cancelled on January 24, 2025. Further, on January 24, 2025, we issued 1 Share of the Company, which was reclassified into 22,533,408 Shares on January 27, 2025 following the Investment Portfolio HoldCo Transfer. Also, on January 21, 2025, we entered into a subscription agreement with an investor for $800 million in capital commitments, providing for the private placement of our Shares. On September 11, 2025, the Company issued and sold 934,579 Shares and received $25 million as payment for such Shares pursuant to drawdown notices issued to investors. Further, on November 21, 2025, the Company issued and sold 1,101,726 Shares and received $30 million as payment for such Shares pursuant to drawdown notices issued to investors. In addition, on December 19, 2025, the Company issued and sold 3,463,361 Shares and received $95 million as payment for such Shares pursuant to drawdown notices issued to investors. Also, on March 20, 2026, the Company issued and sold 2,506,749 Shares and received $65 million as payment for such Shares pursuant to drawdown notices issued to investors. On June 24, 2026, the Company issued and sold 1,527,300 Shares and received $40 million as payment for such Shares pursuant to drawdown notices issued to investors.

All dollar amounts in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" are in thousands, unless otherwise noted.

Investments

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company expects to invest, directly or indirectly, globally across private credit opportunities, primarily investing in certain originated, secured loans or similar financial instruments, including bonds, debentures and other debt securities, made to or issued by corporate borrowers and issuers that generally generate on an annual basis $100 million or greater in earnings before interest, taxes, depreciation and amortization, and, to the extent applicable, equity-kickers (i.e., equity received in connection with a debt investment) or similar financial instruments issued, received or otherwise purchased in connection with such investment opportunities. While most of our investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of our assets in private U.S. companies), we also expect to invest from time to time in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Apollo funds. From time to time, we may co-invest with other Apollo funds.

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Investments made in portfolio companies	$170,803	$66,262	$242,745	$1,185,011
Investments sold	(49,987)	(12,077)	(105,258)	(24,160)
Net investment activity	$120,816	$54,185	$137,487	$1,160,851

Portfolio companies, at beginning of period	60	43	57	-
Number of investments in new portfolio companies	11	2	17	46
Number of exited companies	(3)	-	(6)	(1)
Portfolio companies at end of period	68	45	68	45

Number of investments in existing portfolio companies	68	45	68	45

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First Lien Secured Debt	100.0%	100.0%
Weighted average yields, at amortized cost (1):
First lien secured debt	9.5%	8.7%
Total portfolio	9.6%	8.7%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$87,407	$52,486
Floating rate amount (in thousands)	$1,528,456	$1,439,318
Fixed rate, as percentage of total	5.4%	3.5%
Floating rate, as percentage of total	94.6%	96.5%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$83,275	$50,290
Floating rate amount (in thousands)	$1,545,260	$1,437,593
Fixed rate, as percentage of total	5.1%	3.4%
Floating rate, as percentage of total	94.9%	96.6%

(1) An investor’s yield may be lower than the portfolio yield due to other expenses.

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Total Investment Income	$34,827	$28,471	$66,764	$49,459
Total Expenses	(17,344)	(14,385)	(33,420)	(25,396)
Net Investment Income (loss)	17,483	14,086	33,344	24,063
Net realized gains (losses)	2,244	1,220	2,560	1,369
Net change in unrealized gains (losses)	(138)	(185)	(16,812)	(263)
Net realized and change in unrealized gains (losses)	$2,106	$1,035	$(14,252)	$1,106
Net increase (decrease) in net assets resulting from operations	$19,589	$15,121	$19,092	$25,169

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Interest income	$31,743	$27,091	$61,797	$47,320
PIK interest income	2,103	631	3,463	804
Dividend income	552	151	827	387
Other income	429	598	677	948
Total investment income	$34,827	$28,471	$66,764	$49,459

* Totals may not foot due to rounding.

For the three months ended June 30, 2026, total investment income increased to $34,827 from $28,471 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,620,063 as of June 30, 2026 and $1,161,257 at June 30, 2025. For the three months ended June 30, 2026 and 2025, PIK income represented 6.0% and 2.2% of total investment income, respectively.

For the six months ended June 30, 2026, total investment income increased to $66,764 from $49,459 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,620,063 as of June 30, 2026 and $1,161,257 at June 30, 2025. For the six months ended June 30, 2026 and 2025, PIK income represented 5.2% and 1.6% of total investment income, respectively. Additionally, our weighted average yield on debt increased to 9.5% as of June 30, 2026 from 9.2% for the same period in the prior year.

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

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Management fees	$1,379	$1,090	$2,642	$1,830
Performance-based incentive fees	1,943	1,689	3,705	2,796
Interest and other debt expenses	12,985	10,872	25,106	19,470
Administration fees	183	171	356	310
Trustee fees	40	16	79	68
Other general and administrative expenses	814	507	1,532	817
Organizational fees	-	40	-	105
Total expenses	$17,344	$14,385	$33,420	$25,396

* Totals may not foot due to rounding.

For the three months ended June 30, 2026 and 2025, net expenses were $17.3 million and $14.4 million, respectively. For the six months ended June 30, 2026 and 2025, net expenses were $33.4 million and $25.4 million, respectively. The increase in expenses compared to the prior period was primarily attributable to management fees and interest and other debt expenses. The increase in management fees was primarily driven by an increase in average net assets, while interest and other debt expenses increased primarily due to increased borrowings outstanding.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$1,565	$1,220	$1,873	$1,388
Foreign currency transactions	679	-	687	(19)
Net realized gains (losses)	$2,244	$1,220	$2,560	$1,369

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2026, we generated total net realized gains of $2,244 and $2,560, respectively, driven by net realized gains of $1,565 and $1,873, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments, and net realized gains of $679 and $687, respectively, for the three and six months ended June 30, 2026, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

For the three and six months ended June 30, 2025, we generated total net realized gains of $1,220 and $1,369, respectively, driven by net realized gains of $1,220 and $1,388, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains on non-controlled/non-affiliated investments were partially offset by net realized losses of $- and $(19), respectively, for the three and six months ended June 30, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(160)	$(255)	$(16,834)	$(305)
Foreign currency translations	22	70	22	42
Net unrealized gains (losses)	$(138)	$(185)	$(16,812)	$(263)

* Totals may not foot due to rounding.

For the three and six months ended June 30, 2026, we recognized gross unrealized gains of $3,282 and $8,135, respectively, and gross unrealized (losses) of $(3,420) and $(24,948), respectively, resulting in net change in unrealized (losses) of $(138) and $(16,812), respectively. The fair value of our debt investments as a percentage of principal as of June 30, 2026 was 97.8%.

For the three and six months ended June 30, 2025, we recognized gross unrealized gains of $1,482 and $1,901, respectively, and gross unrealized (losses) of $(1,667) and $(2,164), respectively, resulting in net change in unrealized (losses) of $(185) and $(263), respectively. The fair value of our debt investments as a percentage of principal as of June 30, 2025 was 99.7%.

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

Debt

See Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$341,097	$-	$-	$341,097	$-
AOP II Jasmine Credit Facility	482,898	-	482,898	-	-
Total Debt Obligations	$823,995	$-	$482,898	$341,097	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$325,900	$-	$-	$325,900	$-
AOP II Jasmine Credit Facility	489,898	-	489,898	-	-
Total Debt Obligations	$815,798	$-	$489,898	$325,900	$-

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

PIK Income

For the three and six months ended June 30, 2026, PIK income totaled $2,103 and $3,463, respectively, on total investment income of $34,827 and $66,764, respectively. For the three and six months ended June 30, 2025, PIK income totaled $631 and $804, respectively, on total investment income of $28,471 and $49,459, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the six months ended June 30, 2026, there were no significant changes to the Company’s valuation techniques and related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the six months ended June 30, 2026 for more information relating to our investment valuation.

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

As of June 30, 2026, 94.9% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to nine months after which they reset to current market interest rates, and many of which are subject to certain floors. The AOP II Maple Credit Facility will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA and the AOP II Jasmine Credit Facility will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$28.7	$0.9
Up 150 basis points	21.5	0.7
Up 100 basis points	14.3	0.4
Up 50 basis points	7.2	0.2
Down 50 basis points	(7.2)	(0.2)
Down 100 basis points	(14.3)	(0.4)
Down 150 basis points	(21.5)	(0.7)
Down 200 basis points	(28.4)	(0.9)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to our Current Report on Form 8-K filed with SEC on June 26, 2026 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

* Filed herewith.

(1)
Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on March 27, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

Date: August 12, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)