Form 10-Q
period 2026-09-30
Apollo Origination II (Levered) Capital Trust
filed 2026-11-10
CIK 2052152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-56722

Apollo Origination II (Levered) Capital Trust

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-6481219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57 Street New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of November 10, 2026, the registrant had 32,067,124 common shares of beneficial interest, $0.001 par value per share, outstanding.

Apollo Origination II (Levered) Capital Trust

PART I. FINANCIAL INFORMATION

In this report, the terms the “Company,” “we,” “us” or “our” refer to Apollo Origination II (Levered) Capital Trust unless the context specifically states otherwise.

Item 1. Consolidated Financial Statements

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (cost - $1,598,130 and $1,489,706 at September 30, 2026 and December 31, 2025, respectively)	$1,587,325	$1,493,627
Cash and cash equivalents	43,534	36,877
Due from counterparties	4,466	2,183
Interest receivable	8,923	8,873
Other assets	142	202
Total Assets	$1,644,390	$1,541,762

Liabilities
Debt (net of deferred financing costs of $3,430 and $4,549 at September 30, 2026 and December 31, 2025, respectively)	$797,165	$811,249
Payable for investments purchased	15	-
Interest payable	6,831	8,532
Performance-based incentive fees payable	1,997	2,281
Administration fees payable	515	453
Accrued organizational costs	11	11
Management fees payable	1,523	1,232
Other liabilities and accrued expenses	462	398
Total Liabilities	$808,519	$824,156
Commitments and contingencies (Note 7)
Total Net Assets	$835,871	$717,606

Net Assets
Common stock, $0.001 par value (Unlimited shares authorized; 32,067,124 and 28,033,075 shares issued and outstanding, respectively)	$32	$28
Capital in excess of par value	818,303	713,307
Accumulated distributed earnings (losses)	17,536	4,271
Total Net Assets	$835,871	$717,606

Net Asset Value Per Share	$26.07	$25.60

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$32,281	$27,865	$94,078	$75,185
PIK interest income	2,274	917	5,737	1,721
Dividend income	416	285	1,243	672
Other income	117	234	794	1,182
Total Investment Income	$35,088	$29,301	$101,852	$78,760
Expenses
Management fees	$1,499	$1,135	$4,141	$2,965
Performance-based incentive fees	1,997	2,085	5,702	4,881
Interest and other debt expenses	12,592	11,787	37,698	31,257
Administration fees	188	182	544	492
Trustee fees	39	40	118	108
Other general and administrative expenses	798	735	2,330	1,552
Organizational fees	-	130	-	235
Total Expenses	17,113	16,094	50,533	41,490
Net Investment Income/(Loss)	$17,975	$13,207	$51,319	$37,270
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(250)	$(180)	$1,623	$1,208
Foreign currency transactions	(870)	1	(183)	(18)
Net realized gains (losses)	(1,120)	(179)	1,440	1,190
Net change in unrealized gains (losses):
Non-controlled/non-affiliated investments	2,108	5,753	(14,726)	5,448
Foreign currency translations	2,308	(20)	2,330	22
Net change in unrealized gains (losses)	4,416	5,733	(12,396)	5,470
Net Realized and Change in Unrealized Gains (Losses)	$3,296	$5,554	$(10,956)	$6,660
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,271	$18,761	$40,363	$43,930

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations
Net investment income/(loss)	$17,975	$13,207	$51,319	$37,270
Net realized gains (losses)	(1,120)	(179)	1,440	1,190
Net change in unrealized gains (losses)	4,416	5,733	(12,396)	5,470
Net Increase (Decrease) in Net Assets Resulting from Operations	$21,271	$18,761	$40,363	$43,930

Distributions to Shareholders
Distribution of net investment income	$(27,098)	$-	$(27,098)	$-
Net Increase (Decrease) in Net Assets Resulting from Distributions to Shareholders	$(27,098)	$-	$(27,098)	$-

Capital Share Transactions
Net proceeds from the issuance of common shares	$-	$25,000	$105,000	$588,335
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$-	$25,000	$105,000	$588,335

Net Assets
Net increase (decrease) in net assets during the period	$(5,827)	$43,761	$118,265	$632,265
Net assets at beginning of period	841,698	588,418	717,606	(86)
Net Assets at End of Period	$835,871	$632,179	$835,871	$632,179

Capital Share Activity
Shares issued during the period	-	934,579	4,034,049	23,467,987
Shares extinguished during the period	-	-	-	(60)
Shares issued and outstanding at beginning of period	32,067,124	22,533,408	28,033,075	60
Shares Issued and Outstanding at End of Period	32,067,124	23,467,987	32,067,124	23,467,987

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$40,363	$43,930
Net realized (gains) losses	(1,440)	(1,190)
Net change in unrealized (gains) losses	12,396	(5,470)
PIK interest capitalized	(5,394)	(1,542)
Purchase of investments	(287,874)	(1,362,240)
Proceeds from sale of investments and principal repayments	188,614	101,932
Amortization of deferred financing costs	1,119	1,015
Changes in operating assets and liabilities:
Decrease (increase) in receivable for investments sold	-	(7,747)
Decrease (increase) in due from counterparties	(2,283)	(3,417)
Decrease (increase) in interest receivable	(50)	(7,605)
Decrease (increase) in other assets	60	(70)
Increase (decrease) in payable for investments purchased	15	1,763
Increase (decrease) in interest payable	(1,701)	7,052
Increase (decrease) in performance-based incentive fees payable	(284)	2,195
Increase (decrease) in administration fees payable	62	342
Increase (decrease) in professional fees payable	-	(65)
Increase (decrease) in accrued organizational costs	-	(2)
Increase (decrease) in management fees payable	291	1,135
Increase (decrease) in other liabilities and accrued expenses	64	335
Net Cash (Used in)/Provided by Operating Activities	$(56,042)	$(1,229,649)

Financing Activities
Issuances of debt	$167,797	$800,998
Payments of debt	(183,000)	(117,000)
Financing costs paid and deferred	-	(4,922)
Proceeds from extinguishment of common shares	-	2
Proceeds from issuance of common shares	105,000	588,335
Distributions paid	(27,098)	-
Net Cash (Used in)/Provided by Financing Activities	$62,699	$1,267,413

Cash, Cash Equivalents
Net increase (decrease) in cash, cash equivalents during the period	$6,657	$37,764
Cash, cash equivalents at beginning of period	36,877	2
Cash, Cash Equivalents at the End of Period	$43,534	$37,766

Supplemental Disclosure of Cash Flow Information
Cash interest paid	$38,280	$23,189

Non-Cash Activity
PIK interest income	$5,737	$1,721

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Aerospace & Defense
MRO Holdings
MRO Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	10/4/2032	$47,602	$47,784	$48,077	(5)(8)(11)
					47,784	48,077
Triumph
TITAN BW BORROWER L.P.
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.44% PIK, 0.50% Floor	7/24/2032	22,446	21,593	22,458	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	7/24/2032	1,106	1,090	1,107	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	7/24/2032	-	(31)	2	(11)(16)(17)
					22,652	23,567
		Total Aerospace & Defense			$70,436	$71,644

Automobile Components
Clarience Technologies
Truck-Lite Co., LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	2/13/2032	$21,969	$21,919	$21,878	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	2/13/2032	2,775	2,702	2,746	(8)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+575, 0.75% Floor	2/13/2032	-	(36)	(13)	(8)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	2/13/2031	-	-	(10)	(14)(16)(17)
		Total Automobile Components			$24,585	$24,601

Building Products
Leaf Home
LHS Borrower LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	9/4/2031	$26,933	$26,586	$25,643	(5)(7)(11)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/4/2031	570	543	439	(7)(11)(16)(17)
			Total Building Products		$27,129	$26,082

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Capital Markets
Russell
Russell Investments US Institutional Holdco Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+500 Cash plus 1.25% PIK, 2.00% Floor	12/29/2032	$31,989	$31,320	$33,268	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+500, 2.00% Floor	12/29/2032	-	(35)	-	(11)(16)(17)
			Total Capital Markets		$31,285	$33,268

Chemicals
Vantage Specialty Chemicals
Vantage Specialty Chemicals Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+400 Cash plus 2.75% PIK, 1.00% Floor	8/29/2029	$16,091	$15,357	$14,834	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	2/28/2029	436	412	329	(8)(11)(16)(17)
			Total Chemicals		$15,769	$15,163

Commercial Services & Supplies
Stamps.com
Auctane, Inc. (fka Stamps.com Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.75% Floor	6/1/2033	$15,111	$14,892	$14,885	(5)(8)
					14,892	14,885
Encore
AVSC Holding Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	12/5/2031	45,839	45,097	45,765	(5)(7)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	12/5/2029	1,972	1,906	1,964	(7)(11)(16)(17)
					47,003	47,729
Champions Group
LIDO Purchaser, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	4/4/2033	16,829	16,749	16,744	(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	4/4/2033	-	(22)	(24)	(8)(11)(14)(16)(17)
					16,727	16,720

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
R.R. Donnelley
R. R. Donnelley & Sons Company
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/8/2029	35,847	35,176	35,544	(5)(7)(11)
					35,176	35,544
Service Logic
Saber Parent Holdings Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	20,263	19,840	20,159	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+250 Cash plus 2.25% PIK, 0.00% Floor	12/16/2032	2,491	2,467	2,478	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 0.00% Floor	12/16/2032	-	(13)	-	(11)(16)(17)
					22,294	22,637
Unitex
Ultra Bidco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	8/31/2033	18,473	18,290	18,288	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/31/2033	-	(12)	(12)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	8/31/2033	-	(23)	(23)	(11)(14)(16)(17)
					18,255	18,253
		Total Commercial Services & Supplies			$154,347	$155,768

Construction & Engineering
ASC Engineered Solutions
Fire Flow Intermediate Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/10/2031	$33,743	$33,607	$33,047	(5)(8)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/10/2031	3,428	3,374	3,305	(7)(16)(17)
					36,981	36,352

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
GSI
Geotechnical Merger Sub, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	10/15/2031	18,204	18,059	18,066	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	10/15/2031	3,961	3,909	3,910	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/15/2031	590	571	571	(8)(11)(16)(17)
					22,539	22,547
		Total Construction & Engineering			$59,520	$58,899

Consumer Staples Distribution & Retail
Golden Hippo
Altern Marketing, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	$1,207	$1,191	$1,198	(7)(11)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(6)	(4)	(11)(14)(16)(17)
Golden Hippo Pet, LLC	First Lien Secured Debt - Bank Debt Term Loan	S+425, 2.00% Floor	2/5/2031	13,670	13,487	13,545	(7)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 2.00% Floor	2/5/2031	2,448	2,413	2,419	(7)
	First Lien Secured Debt - Revolver	S+425, 2.00% Floor	2/5/2031	-	(9)	(6)	(14)(16)(17)
					17,076	17,152
Protein for Pets
Protein For Pets Opco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 1.00% Floor	9/20/2030	10,337	10,201	10,216	(5)(7)(11)
	First Lien Secured Debt - Revolver	S+525, 1.00% Floor	9/20/2030	-	(14)	(12)	(11)(14)(16)(17)
					10,187	10,204
Rise Baking
Viking Baked Goods Acquisition Corporation
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.00% Floor	11/4/2031	28,344	28,003	28,344	(5)(8)(11)
					28,003	28,344
		Total Consumer Staples Distribution & Retail			$55,266	$55,700

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Diversified Consumer Services
Legends
Legends Hospitality Holding Company, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+275 Cash plus 2.75% PIK, 0.75% Floor	8/22/2031		$28,113	$26,937	$27,961	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	8/22/2031		1,574	1,562	1,565	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	8/22/2030		835	816	819	(7)(11)(16)(17)
		Total Diversified Consumer Services				$29,315	$30,345

Financial Services
Wealth Enhancement Group
Wealth Enhancement Group, LLC
	First Lien Secured Debt - Delayed Draw	S+425, 1.00% Floor	10/2/2028		$48,952	$48,866	$48,379	(8)(16)(17)
	First Lien Secured Debt - Revolver	S+425, 1.00% Floor	10/2/2028		-	-	(14)	(14)(16)(17)
			Total Financial Services			$48,866	$48,365

Health Care Equipment & Supplies
Vantive
Spruce Bidco II Inc.
	First Lien Secured Debt - Bank Debt Term Loan	T+500, 0.75% Floor	1/30/2032		¥249,203	$1,587	$1,581	(3)(10)(11)
	First Lien Secured Debt - Bank Debt Term Loan	C+475, 0.75% Floor	1/30/2032	C$	2,331	1,583	1,637	(3)(9)(11)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	1/30/2032		12,873	12,715	12,827	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	1/30/2032		816	782	807	(8)(11)(16)(17)
						16,667	16,852
Zeus
Zeus Company LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+540, 0.75% Floor	2/28/2031		8,230	8,199	7,449	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+540, 0.75% Floor	2/28/2031		761	767	689	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+540, 0.75% Floor	2/28/2030		193	193	83	(8)(11)(16)(17)
						9,159	8,221
		Total Health Care Equipment & Supplies				$25,826	$25,073

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date		Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Health Care Providers & Services
Dental Corp
Aryeh Bidco Investment Ltd.
	First Lien Secured Debt - Bank Debt Term Loan	C+500, 0.75% Floor	1/14/2033	C$	10,935	$7,803	$7,618	(3)(5)(9)(11)(13)
	First Lien Secured Debt - Delayed Draw	C+500, 0.75% Floor	1/14/2033	C$	1,368	971	954	(3)(9)(11)(13)(16)(17)
	First Lien Secured Debt - Revolver	C+500, 0.75% Floor	1/14/2033	C$	174	116	114	(3)(9)(11)(13)(16)(17)
						8,890	8,686
Omega Healthcare
OMH-Healthedge Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 1.00% Floor	4/1/2030		30,570	30,518	29,969	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+450, 1.00% Floor	4/1/2030		-	(5)	(67)	(11)(14)(16)(17)
						30,513	29,902
One Call Medical
One Call Corporation (fka Opal Acquisition, Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+575, 0.50% Floor	9/10/2030		37,242	36,771	37,067	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	9/10/2030		-	(26)	(9)	(11)(14)(16)(17)
						36,745	37,058
Tivity Health, Inc.
Tivity Health, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	6/28/2029		33,571	33,682	33,571	(5)(7)
						33,682	33,571
		Total Health Care Providers & Services				$109,830	$109,217

Health Care Technology
Advarra
Advarra Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	9/15/2031		$45,699	$45,515	$45,403	(5)(7)(11)
						45,515	45,403

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Datavant
CT Technologies Intermediate Holdings (Topco), Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/2/2031	37,598	37,279	36,579	(5)(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	3,731	3,689	3,596	(7)(11)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/2/2031	-	-	(23)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	8/30/2031	-	-	(49)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	9/2/2031	-	(22)	(45)	(11)(14)(16)(17)
					40,946	40,058
Suvoda
Goldeneye Parent, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/31/2032	26,663	26,552	26,335	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/31/2032	-	(15)	(48)	(11)(14)(16)(17)
					26,537	26,287
		Total Health Care Technology			$112,998	$111,748

Hotels, Restaurants & Leisure
Invited
Invited, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+525, 0.75% Floor	6/9/2032	$14,647	$14,505	$14,594	(5)(7)
	First Lien Secured Debt - Delayed Draw	S+525, 0.75% Floor	6/9/2032	-	(9)	(4)	(8)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	6/9/2032	-	(14)	(5)	(14)(16)(17)
		Total Hotels, Restaurants & Leisure			$14,482	$14,585

Household Durables
Polywood
Poly-Wood, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+488, 1.00% Floor	3/20/2030	$27,881	$27,836	$27,761	(5)(7)(11)
	First Lien Secured Debt - Revolver	S+488, 1.00% Floor	3/20/2030	-	-	(18)	(11)(14)(16)(17)
			Total Household Durables		$27,836	$27,743

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Insurance
Higginbotham
HIG Intermediate, Inc.	Preferred Equity - Cumulative Preferred	N/A	N/A	34 Units	$33	$34
Higginbotham Insurance Agency, Inc.	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.00% Floor	6/11/2031	$2,473	2,519	2,461	(7)
	First Lien Secured Debt - Delayed Draw	S+450, 1.00% Floor	6/11/2031	2,550	2,513	2,521	(7)(16)(17)
					5,065	5,016
ISC
IRIS Specialty Acquisition LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	11/20/2032	18,256	18,172	18,070	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	11/20/2032	277	263	246	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	11/20/2032	615	603	588	(7)(11)(16)(17)
					19,038	18,904
Keystone
Koala Investment Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.75% Floor	8/29/2032	18,804	18,639	18,649	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+425, 0.75% Floor	8/29/2032	1,499	1,468	1,469	(7)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+425, 0.75% Floor	8/29/2032	-	(14)	(13)	(11)(14)(16)(17)
					20,093	20,105
Safe-Guard
SG Acquisition, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	4/3/2030	24,684	24,685	24,544	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	4/3/2030	-	-	(14)	(11)(14)(16)(17)
					24,685	24,530
Hilb Group
Thg Acquisition, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	10/31/2031	14,704	14,586	14,439	(5)(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	10/31/2031	2,811	2,785	2,751	(7)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/31/2031	637	624	607	(7)(11)(16)(17)
					17,995	17,797
		Total Insurance			$86,876	$86,352

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
IT Services
Vensure
Vensure Employer Services, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.50% Floor	9/29/2031	$33,767	$33,647	$33,265	(5)(8)(11)
			Total IT Services		$33,647	$33,265

Life Sciences Tools & Services
Cambrex
Cambrex Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	3/5/2032	$21,253	$21,077	$21,353	(5)(7)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	3/5/2032	3,180	3,155	3,195	(7)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	3/5/2032	721	699	721	(7)(11)(16)(17)
					24,931	25,269
Curia
Curia Global, Inc.	First Lien Secured Debt - Bank Debt Term Loan	10.01% PIK	12/6/2029	50,721	46,419	34,647	(5)(8)(11)
	First Lien Secured Debt - Bank Debt Term Loan	12.11% PIK	12/6/2029	191	181	190	(8)(11)
	First Lien Secured Debt - Bank Debt Term Loan	11.90% PIK	12/6/2029	763	725	762	(8)(11)
	First Lien Secured Debt - Bank Debt Term Loan	S+625, 1.00% Floor	12/6/2029	4,653	4,447	4,645	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+625, 1.00% Floor	12/6/2029	989	989	984	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+425, 0.00% Floor	9/6/2029	-	(1,923)	(1,131)	(11)(14)(16)(17)
Curia Receivables II SPV, LLC	First Lien Secured Debt - Revolver	S+625, 1.00% Floor	1/29/2029	1,047	1,047	1,043	(7)(11)(16)(17)
					51,885	41,140
		Total Life Sciences Tools & Services			$76,816	$66,409

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Machinery
United Flow Technologies
Uft Buyer LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+213 Cash Plus 2.63% PIK, 0.50% Floor	12/6/2032	$9,341	$9,055	$9,341	(5)(8)(11)
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	12/6/2032	3,360	3,318	3,360	(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.50% Floor	12/6/2032	1,829	1,829	1,829	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/6/2032	-	(11)	-	(11)(16)(17)
			Total Machinery		$14,191	$14,530

Media
Gannett
USA TODAY Co Inc (fka Gannett Co., Inc.)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 1.50% Floor	10/15/2029	$42,779	$42,338	$42,566	(4)(5)(8)(11)(13)
	First Lien Secured Debt - Delayed Draw	S+450, 1.50% Floor	10/15/2029	815	807	811	(4)(5)(8)(11)(13)(16)(17)
	First Lien Secured Debt - Convertible Bond	6.00%	12/1/2031	10	12	15	(11)(13)
				Total Media	$43,157	$43,392

Personal Care Products
PDC Brands
Parfums Holding Company, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 1.00% Floor	6/27/2030	$31,045	$30,747	$30,915	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/27/2029	-	(19)	(8)	(11)(14)(16)(17)
					30,728	30,907
Suave
Silk Holdings III Corp.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	18,570	18,265	18,536	(5)(8)(11)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/3/2032	23,572	23,341	23,529	(5)(7)(11)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	12/3/2032	-	(16)	(3)	(11)(14)(16)(17)
					41,590	42,062
			Total Personal Care Products		$72,318	$72,969

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Professional Services
BDO USA
BDO USA, P.A.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 2.00% Floor	8/31/2028	$33,767	$33,660	$32,853	(5)(8)(11)
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 2.00% Floor	8/31/2028	2,882	2,862	2,779	(5)(8)(11)
					36,522	35,632
Cumming Group
Chartwell Cumming Holding Corp
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 1.00% Floor	6/16/2033	3,519	3,451	3,476	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/16/2033	4,362	4,032	4,155	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 1.00% Floor	6/16/2033	-	(25)	(16)	(11)(14)(16)(17)
					7,458	7,615
Kroll
Deerfield Dakota Holding, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+300 Cash plus 2.75% PIK, 0.75% Floor	9/13/2032	13,473	12,991	13,338	(5)(8)
	First Lien Secured Debt - Revolver	S+525, 0.75% Floor	9/13/2032	433	422	420	(7)(16)(17)
					13,413	13,758
Jensen Hughes
Jensen Hughes, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/1/2031	18,624	18,401	18,624	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	9/1/2031	1,162	1,088	1,162	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	9/1/2031	-	(24)	-	(11)(16)(17)
					19,465	19,786
Qualus
Qinetic, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	5/2/2033	16,829	16,668	16,672	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	5/2/2033	-	(45)	(45)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	5/2/2033	-	(23)	(22)	(11)(14)(16)(17)
					16,600	16,605
		Total Professional Services			$93,458	$93,396

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Software
Alteryx
Azurite Intermediate Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+600, 0.75% Floor	3/19/2031	$2,109	$2,105	$1,991	(5)(7)(11)
	First Lien Secured Debt - Delayed Draw	S+600, 0.75% Floor	3/19/2031	4,790	4,781	4,522	(7)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+700, 0.75% Floor	3/19/2031	-	(2)	(77)	(11)(14)(16)(17)
					6,884	6,436
Clearwater Analytics Holdings Inc
Clearwater Analytics Holdings Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/27/2033	11,838	11,780	11,782	(5)(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/27/2033	-	(11)	(10)	(8)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/27/2033	-	(7)	(7)	(14)(16)(17)
					11,762	11,765
Databricks
Databricks, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.00% Floor	1/5/2032	39,368	39,582	39,401	(4)(5)(7)
	First Lien Secured Debt - Delayed Draw	S+450, 0.00% Floor	1/5/2032	-	11	43	(4)(8)(16)(17)
					39,593	39,444
Enverus
Edition Holdings, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	12/20/2032	32,677	32,542	32,676	(5)(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.75% Floor	12/20/2032	-	(18)	-	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+253, 0.75% Floor	12/20/2032	-	(8)	-	(11)(14)(16)(17)
					32,516	32,676
Everbridge
Everbridge Holdings, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	7/2/2031	20,235	20,315	19,402	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.75% Floor	7/2/2031	1,983	1,990	1,901	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	7/2/2031	-	-	(84)	(11)(14)(16)(17)
					22,305	21,219

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
G2CI
Evergreen IX Borrower 2023, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.75% Floor	9/30/2030	16,352	16,228	15,914	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.75% Floor	10/1/2029	-	(9)	(37)	(11)(14)(16)(17)
					16,219	15,877
Jeppesen
JEPPESEN HOLDINGS, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+475, 0.50% Floor	11/1/2032	26,121	25,944	25,852	(5)(8)(11)
	First Lien Secured Debt - Revolver	S+475, 0.50% Floor	11/1/2032	-	(9)	(14)	(11)(14)(16)(17)
					25,935	25,838
Quorum
QBS Parent, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.75% Floor	6/3/2032	37,222	37,062	36,054	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+475, 0.75% Floor	6/3/2032	449	419	213	(8)(11)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 0.75% Floor	6/3/2032	-	(20)	(156)	(11)(14)(16)(17)
					37,461	36,111
Redwood
Runway Bidco, LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	12/17/2031	40,120	39,796	39,200	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+500, 0.50% Floor	12/17/2031	-	(75)	(228)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+500, 0.50% Floor	12/17/2031	-	(38)	(114)	(11)(14)(16)(17)
					39,683	38,858
				Total Software	$232,358	$228,224

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Technology Hardware, Storage & Peripherals
Service Express
PPT Purchaser LLC
	First Lien Secured Debt - Bank Debt Term Loan	S+425, 0.50% Floor	12/23/2032	$43,794	$43,748	$43,638	(5)(8)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	12/23/2032	-	(17)	(23)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+425, 0.50% Floor	12/23/2032	553	507	532	(7)(11)(16)(17)
					44,238	44,147
Valor 1
VCI Asset Holdings 1 LLC	First Lien Secured Debt - Bank Debt Term Loan	10.00%	11/20/2030	31,203	30,934	32,975	(5)(11)
VCI Intermediate Topco 1 LLC	Common Equity - Membership Interest	N/A	N/A	1,789 Units	1,789	2,271	(11)(13)
					32,723	35,246
Valor 2
VCI Asset Holdings 2 LLC	First Lien Secured Debt - Bank Debt Term Loan	7.37%	2/18/2031	13,612	13,490	13,806	(5)(11)
VCI Intermediate TopCo 2 LLC	Common Equity - Membership Interest	N/A	N/A	2,550 Units	2,550	3,672	(11)(13)
					16,040	17,478
Valor 3
VCI Asset Holdings 3 LLC	First Lien Secured Debt - Bank Debt Term Loan	6.88%	4/24/2031	25,569	25,332	25,441	(5)(11)
VCI Intermediate TopCo 3 LLC	Common Equity - Membership Interest	N/A	N/A	69 Units	69	100	(11)(13)
					25,401	25,541
		Total Technology Hardware, Storage & Peripherals			$118,402	$122,412

Transportation Infrastructure
Eagle Railcar
Elk Bidco, Inc
	First Lien Secured Debt - Bank Debt Term Loan	S+450, 0.50% Floor	6/14/2032	$11,205	$11,158	$10,185	(5)(7)(11)
	First Lien Secured Debt - Delayed Draw	S+450, 0.50% Floor	6/14/2032	-	(10)	(215)	(8)(11)(14)(16)(17)
	First Lien Secured Debt - Revolver	S+450, 0.50% Floor	6/14/2032	-	(9)	(198)	(11)(14)(16)(17)
		Total Transportation Infrastructure			$11,139	$9,772

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry/Company	Investment Type	Interest Rate(6)	Maturity Date	Par/Shares/Units(3)	Cost(18)	Fair Value(1)(2)(19)
Wireless Telecommunication Services
Consumer Cellular
CCI Buyer, Inc.
	First Lien Secured Debt - Bank Debt Term Loan	S+500, 0.75% Floor	5/13/2032	$8,352	$8,282	$8,403	(5)(8)
	First Lien Secured Debt - Revolver	S+500, 0.75% Floor	5/13/2032	-	(4)	-	(16)(17)
		Total Wireless Telecommunication Services			$8,278	$8,403

		Total Investments before Cash Equivalents			$1,598,130	$1,587,325
Money Market Fund
Goldman Sachs Financial Square Government Fund Institutional		3.78%	N/A	28,854	$28,854	$28,854	(15)

		Total Investments after Cash Equivalents			$1,626,984	$1,616,179

(1)
Fair value is determined in good faith by the Company (See Note 2 to the consolidated financial statements).
(2)
Currently there are no differences for federal income tax purposes as it relates to unrealized gain and loss.
(3)
Par amount is denominated in USD unless otherwise noted, Canadian Dollar (“C$”) and Japanese Yen (“¥”). Par amount represents funded commitments. See footnote (17) in the Consolidated Schedule of Investments and Note 7 to the consolidated financial statements for further information on undrawn revolving and delayed draw loan commitments, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies.
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
(6)
Unless otherwise indicated, loan contains a variable rate structure, and the terms in the Consolidated Schedule of Investments disclose the actual interest rate in effect as of the reporting period which may be subject to interest floors. Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”) or an alternate base rate (which can include but is not limited to LIBOR, the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. Certain borrowers may elect to borrow Prime Rate on select contracts and switch to an alternative base rate contract in the future.
(7)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(8)
The interest rate on these loans is subject to 3 months SOFR, which as of September 30, 2026 was 4.08%.
(9)
The interest rate on these loans is subject to 3 month Canadian Overnight Repo Rate Average (“CORRA”), which as of September 30, 2026 was 2.43%.
(10)
The interest rate on these loans is subject to 3 months Japan Tokyo Overnight Average Rate (“TONAR” or “I”), which as of September 30, 2026 was 1.23%.
(11)
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
(12)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, all of the Company's investments were non-controlled, non-affiliated.
(13)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2026, non-qualifying assets represented approximately 3.53% of the total assets of the Company.
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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(17) As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured loans. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and there can be no assurance that such conditions will be satisfied. See Note 7 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further information on revolving and delayed draw loan commitments related to certain portfolio companies.

Name of Issuer	Total Revolving and Delayed Draw Loan Commitments	Less: Funded Commitments	Total Unfunded Commitments
Altern Marketing, LLC	$457	$-	$457
Aryeh Bidco Investment Ltd.	3,490	(1,542)	1,948
AVSC Holding Corp.	4,979	(1,972)	3,007
Azurite Intermediate Holdings, Inc.	6,165	(4,790)	1,375
Cambrex Corp.	5,984	(3,901)	2,083
CCI Buyer, Inc.	493	-	493
Chartwell Cumming Holding Corp	18,442	(4,362)	14,080
Clearwater Analytics Holdings Inc	3,617	-	3,617
CT Technologies Intermediate Holdings (Topco), Inc.	10,140	(3,731)	6,409
Curia Global, Inc.	6,100	(989)	5,111
Curia Receivables II SPV, LLC	1,047	(1,047)	-
Databricks, Inc.	13,738	-	13,738
Deerfield Dakota Holding, LLC	1,236	(433)	803
Edition Holdings, Inc.	7,218	-	7,218
Elk Bidco, Inc	4,480	-	4,480
Everbridge Holdings, LLC	4,042	(1,983)	2,059
Evergreen IX Borrower 2023, LLC	1,365	-	1,365
Fire Flow Intermediate Corporation	5,967	(3,428)	2,539
Geotechnical Merger Sub, Inc.	9,271	(4,551)	4,720
Golden Hippo Pet, LLC	685	-	685
Goldeneye Parent, LLC	3,909	-	3,909
Higginbotham Insurance Agency, Inc.	5,672	(2,550)	3,122
Invited, Inc.	2,489	-	2,489
IRIS Specialty Acquisition LLC	5,785	(892)	4,893
Jensen Hughes, Inc	8,655	(1,162)	7,493
JEPPESEN HOLDINGS, LLC	1,354	-	1,354
Koala Investment Holdings, Inc.	5,237	(1,499)	3,738
Legends Hospitality Holding Company, LLC	4,915	(2,409)	2,506
LHS Borrower LLC	2,193	(570)	1,623
LIDO Purchaser, Inc	4,808	-	4,808
OMH-Healthedge Holdings, Inc.	3,387	-	3,387
One Call Corporation (fka Opal Acquisition, Inc.)	2,169	-	2,169
Parfums Holding Company, Inc.	2,005	-	2,005
Poly-Wood, LLC	4,215	-	4,215
PPT Purchaser LLC	12,378	(553)	11,825
Protein For Pets Opco, LLC	1,102	-	1,102
QBS Parent, Inc.	12,482	(449)	12,033
Qinetic, Inc.	7,212	-	7,212
Runway Bidco, LLC	14,919	-	14,919
Russell Investments US Institutional Holdco Inc	2,592	-	2,592
Saber Parent Holdings Corp	8,243	(2,491)	5,752
SG Acquisition, Inc.	2,664	-	2,664
Silk Holdings III Corp.	1,818	-	1,818
Spruce Bidco II Inc.	2,938	(816)	2,122
Thg Acquisition, LLC	4,971	(3,448)	1,523
TITAN BW BORROWER L.P.	5,561	(1,106)	4,455
Truck-Lite Co., LLC	11,474	(2,775)	8,699
Uft Buyer LLC	10,186	(1,829)	8,357
Ultra Bidco, LLC	3,508	-	3,508
USA TODAY Co Inc (fka Gannett Co., Inc.)	815	(815)	-
Vantage Specialty Chemicals Holdings, Inc.	1,367	(436)	931
Wealth Enhancement Group, LLC	50,171	(48,952)	1,219
Zeus Company LLC	1,918	(954)	964
Grand Total	$322,028	$(106,435)	$215,593

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(18) The following shows the composition of the Company’s portfolio at cost by investment type and industry as of September 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$70,436	$-	$-	$70,436
Automobile Components	24,585	-	-	24,585
Building Products	27,129	-	-	27,129
Capital Markets	31,285	-	-	31,285
Chemicals	15,769	-	-	15,769
Commercial Services & Supplies	154,347	-	-	154,347
Construction & Engineering	59,520	-	-	59,520
Consumer Staples Distribution & Retail	55,266	-	-	55,266
Diversified Consumer Services	29,315	-	-	29,315
Financial Services	48,866	-	-	48,866
Health Care Equipment & Supplies	25,826	-	-	25,826
Health Care Providers & Services	109,830	-	-	109,830
Health Care Technology	112,998	-	-	112,998
Hotels, Restaurants & Leisure	14,482	-	-	14,482
Household Durables	27,836	-	-	27,836
Insurance	86,843	33	-	86,876
IT Services	33,647	-	-	33,647
Life Sciences Tools & Services	76,816	-	-	76,816
Machinery	14,191	-	-	14,191
Media	43,157	-	-	43,157
Personal Care Products	72,318	-	-	72,318
Professional Services	93,458	-	-	93,458
Software	232,358	-	-	232,358
Technology Hardware, Storage & Peripherals	113,994	-	4,408	118,402
Transportation Infrastructure	11,139	-	-	11,139
Wireless Telecommunication Services	8,278	-	-	8,278
Grand Total	$1,593,689	$33	$4,408	$1,598,130

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

(19) The following shows the composition of the Company’s portfolio at fair value by investment type, industry and region as of September 30, 2026:

Industry	First Lien - Secured Debt	Preferred Equity	Common Equity	Total
Aerospace & Defense	$71,644	$-	$-	$71,644
Automobile Components	24,601	-	-	24,601
Building Products	26,082	-	-	26,082
Capital Markets	33,268	-	-	33,268
Chemicals	15,163	-	-	15,163
Commercial Services & Supplies	155,768	-	-	155,768
Construction & Engineering	58,899	-	-	58,899
Consumer Staples Distribution & Retail	55,700	-	-	55,700
Diversified Consumer Services	30,345	-	-	30,345
Financial Services	48,365	-	-	48,365
Health Care Equipment & Supplies	25,073	-	-	25,073
Health Care Providers & Services	109,217	-	-	109,217
Health Care Technology	111,748	-	-	111,748
Hotels, Restaurants & Leisure	14,585	-	-	14,585
Household Durables	27,743	-	-	27,743
Insurance	86,318	34	-	86,352
IT Services	33,265	-	-	33,265
Life Sciences Tools & Services	66,409	-	-	66,409
Machinery	14,530	-	-	14,530
Media	43,392	-	-	43,392
Personal Care Products	72,969	-	-	72,969
Professional Services	93,396	-	-	93,396
Software	228,224	-	-	228,224
Technology Hardware, Storage & Peripherals	116,369	-	6,043	122,412
Transportation Infrastructure	9,772	-	-	9,772
Wireless Telecommunication Services	8,403	-	-	8,403
Grand Total	$1,581,248	$34	$6,043	$1,587,325

See notes to the consolidated financial statements.

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(In thousands, except share data)

Industry Classification	Percentage of Total Investments (at Fair Value) as of September 30, 2026
Aerospace & Defense	4.51%
Automobile Components	1.55%
Building Products	1.64%
Capital Markets	2.10%
Chemicals	0.96%
Commercial Services & Supplies	9.81%
Construction & Engineering	3.71%
Consumer Staples Distribution & Retail	3.51%
Diversified Consumer Services	1.91%
Financial Services	3.05%
Health Care Equipment & Supplies	1.58%
Health Care Providers & Services	6.88%
Health Care Technology	7.04%
Hotels, Restaurants & Leisure	0.92%
Household Durables	1.75%
Insurance	5.44%
IT Services	2.10%
Life Sciences Tools & Services	4.18%
Machinery	0.92%
Media	2.73%
Personal Care Products	4.60%
Professional Services	5.88%
Software	14.38%
Technology Hardware, Storage & Peripherals	7.71%
Transportation Infrastructure	0.62%
Wireless Telecommunication Services	0.53%
Grand Total	100.00%

Geographic Region	Percentage of Total Investments (at Fair Value) as of September 30, 2026
United States	99.45%
Canada	0.55%
Total	100.00%

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

As of September 30, 2026, the Company's consolidated subsidiaries were AOP II Origination Holdings (L), LLC, AOP II Funding Maple, LLC, AOP II Funding Jasmine LLC, AOP II Investment Holdings (L DC), LLC, AOP II (L) Alpha SPV, LLC, AOP II (L) Beta SPV, LLC, AOP II (L) Gamma SPV, LLC, AOP II (L) Lender, LLC, AOP II (L) Delta SPV, LLC, AOP II (L) Epsilon SPV LLC, AOP II (L) Zeta SPV, LLC and AOP II (L) Eta SPV, LLC.

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

Cash and cash equivalents are carried at cost, which approximates fair value. Cash and cash equivalents held as of September 30, 2026 and December 31, 2025 were $43,534 and $36,877, respectively, of which $28,854 and $24,340, respectively, were held in money market funds.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2026, the Adviser changed the valuation technique used to measure the fair value of a certain debt investment from a discounted cash flow methodology to an asset recoverability methodology. The Adviser made this change in response to underperformance, elevated leverage, liquidity constraints, and the anticipated restructuring of the issuers’ capital structures. There were no other significant changes to the Company’s valuation techniques or the related inputs considered in the valuation process.

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

As of September 30, 2026 and December 31, 2025, the Company did not hold any derivative contracts.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. PIK income computed at the contractual rate is accrued into income, which is included in interest income in the Company’s Consolidated Statements of Operations and reflected as interest receivable up to the capitalization date. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest or dividends receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income on cash or applied to reduce the principal under the cost recovery method, depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, there were no loans placed on non-accrual status.

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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other operating expenses in the consolidated financial statements. As of September 30, 2026 and December 31, 2025, there were no uncertain tax positions, and no amounts accrued for interest or penalties. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal.

Recent Accounting Pronouncements

Income Statement - Reporting Comprehensive Income

In November 2024, FASB issued Accounting Standard Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its year-end financial statements.

Fair Value Measurement - Investment Companies with Equity Securities Subject to Contractual Sale Restrictions

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2026, the Company recognized management fees of $1,499 and $4,141, respectively. For the three and nine months ended September 30, 2025, the Company recognized management fees of $1,135 and $2,965, respectively. As of September 30, 2026 and December 31, 2025, management fees payable were $1,523 and $1,232, respectively.

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

For the three and nine months ended September 30, 2026, the Company recognized $1,997 and $5,702, respectively, of incentive fees based on income and no incentive fees based on cumulative net realized gains (losses).

For the three and nine months ended September 30, 2025, the Company recognized $1,505 and $4,191, respectively, of incentive fees based on income and $580 and $690, respectively, of incentive fees based on cumulative net realized gains (losses).

As of September 30, 2026 and December 31, 2025, performance-based incentive fees payable were $1,997 and $2,281, respectively.

Fees From Affiliates

From time to time various affiliates of the Adviser are involved in transactions whereby certain fees, including but not limited to, structuring, underwriting, arrangement, placement, syndication, advisory or similar services (collectively, “Capital Solution Services”) are earned and rebated back to the Company. These fees are accounted for as “Other Income” in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, the Company received $- and $335, respectively, in fee rebates from affiliates related to Capital Solution Services. For the three and nine months ended September 30, 2025, the Company received $- and $350, respectively, in fee rebates from affiliates related to Capital Solution Services.

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

As of September 30, 2026, the Company’s co-investment holdings were 83.20% of the portfolio or $1,320,660, measured at fair value. On a cost basis, 83.26% of the portfolio or $1,330,637 were co-investments.

As of December 31, 2025, the Company’s co-investment holdings were 82.14% of the portfolio or $1,226,932, measured at fair value. On a cost basis, 82.27% of the portfolio or $1,225,559 were co-investments.

Note 4. Investments

Fair Value Measurement and Disclosures

The following table shows the composition of our investment portfolio as of September 30, 2026, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,593,689	$1,581,248	$-	$82,821	$1,498,427
Preferred Equity	33	34	-	-	34
Common Equity	4,408	6,043	-	-	6,043
Total Investments	$1,598,130	$1,587,325	$-	$82,821	$1,504,504
Money Market Fund	28,854	28,854	28,854	-	-
Total Cash Equivalents	28,854	28,854	28,854	-	-
Total Investments after Cash Equivalents	$1,626,984	$1,616,179	$28,854	$82,821	$1,504,504

The following table shows the composition of our investments as of December 31, 2025, with the fair value disaggregated into the three levels of the fair value hierarchy in accordance with ASC 820:

			Fair Value Hierarchy

	Cost	Fair Value	Level 1	Level 2	Level 3
First Lien Secured Debt	$1,487,883	$1,491,804	$-	$132,448	$1,359,356
Preferred Equity	34	34	-	-	34
Common Equity	1,789	1,789	-	-	1,789
Total Investments	$1,489,706	$1,493,627	$-	$132,448	$1,361,179
Money Market Fund	24,340	24,340	24,340	-	-
Total Cash Equivalents	24,340	24,340	24,340	-	-
Total Investments after Cash Equivalents	$1,514,046	$1,517,967	$24,340	$132,448	$1,361,179

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2026:

	Three Months Ended September 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of June 30, 2026	$1,444,700	$34	$4,166	$1,448,900
Net realized gains (losses)	(1,694)	-	-	(1,694)
Net change in unrealized gains (losses)	(1,996)	-	1,877	(119)
Net amortization on investments	5,175	-	-	5,175
Purchases, including capitalized PIK (1)	45,329	-	-	45,329
Sales (1)	(65,310)	-	-	(65,310)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	72,223	-	-	72,223
Fair value as of September 30, 2026	$1,498,427	$34	$6,043	$1,504,504

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(1,996)	$-	$1,877	$(119)

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2025	$1,359,356	$34	$1,789	$1,361,179
Net realized gains (losses)	(1,240)	-	-	(1,240)
Net change in unrealized gains (losses)	(16,486)	-	1,636	(14,850)
Net amortization on investments	6,080	-	-	6,080
Purchases, including capitalized PIK (1)	259,416	-	2,618	262,034
Sales (1)	(123,487)	-	-	(123,487)
Transfers out of Level 3 (3)	(57,435)	-	-	(57,435)
Transfers into Level 3 (3)	72,223	-	-	72,223
Fair value as of September 30, 2026	$1,498,427	$34	$6,043	$1,504,504

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2026	$(16,486)	$-	$1,636	$(14,850)

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

The following table shows changes in the fair value of our Level 3 investments during the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of June 30, 2025	$1,033,451	$34	$-	$1,033,485
Net realized gains (losses)	(44)	-	-	(44)
Net change in unrealized gains (losses)	4,886	(0)	-	4,886
Net amortization on investments	546	-	-	546
Purchases, including capitalized PIK (1)	218,709	-	-	218,709
Sales (1)	(85,663)	-	-	(85,663)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of September 30, 2025	$1,171,885	$34	$-	$1,171,919

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$4,886	$(0)	$-	$4,886

The following table shows changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	First Lien Secured Debt (2)	Preferred Equity	Common Equity	Total
Fair value as of December 31, 2024	$-	$-	$-	$-
Net realized gains (losses)	1,232	-	-	1,232
Net change in unrealized gains (losses)	4,534	1	-	4,535
Net amortization on investments	1,495	-	-	1,495
Purchases, including capitalized PIK (1)	1,265,277	33	-	1,265,310
Sales (1)	(100,653)	-	-	(100,653)
Transfers out of Level 3 (3)	-	-	-	-
Transfers into Level 3 (3)	-	-	-	-
Fair value as of September 30, 2025	$1,171,885	$34	$-	$1,171,919

Net change in unrealized gains (losses) on Level 3 investments still held as of September 30, 2025	$4,534	$1	$-	$4,535

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

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company’s determination of fair values.

The unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2026 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Techniques/ Methodologies	Unobservable Input	Range			Weighted Average (1)
First Lien Secured Debt	$74,744	Transactional Value	Cost	N/A	-	N/A	N/A
	1,389,035	Yield Analysis	Discount Rate	3.9%	-	21.1%	10.0%
	34,648	Asset Recoverability	Recoverability %	68.3%	-	68.3%	68.3%
Preferred Equity	34	Yield Analysis	Discount Rate	11.8%	-	11.8%	11.8%
Common Equity	6,043	Yield Analysis	Discount Rate	10.0%	-	10.9%	10.5%
Total Level 3 Investments	$1,504,504

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

Investment Transactions

For the three and nine months ended September 30, 2026, purchases of investments on a trade date basis were $45,129 and $287,874, respectively.

For the three and nine months ended September 30, 2025, purchases of investments on a trade date basis were $177,229 and $1,362,240, respectively.

For the three and nine months ended September 30, 2026, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $83,356 and $188,614, respectively.

For the three and nine months ended September 30, 2025, sales and repayments (including prepayments and unamortized fees) of investments on a trade date basis were $77,772 and $101,932, respectively.

PIK Income

The Company holds loans and other investments, including certain preferred equity investments, that have contractual PIK income. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. For the three and nine months ended September 30, 2026, PIK income earned was $2,274 and $5,737, respectively. For the three and nine months ended September 30, 2025, PIK income earned was $917 and $1,721, respectively.

The following table shows the change in capitalized PIK balance for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PIK balance at beginning of period	$5,836	$698	$2,636	$-
PIK income capitalized	2,194	844	5,394	1,542
Adjustments due to investments exited or written off	-	-	-	-
PIK income received in cash	-	-	-	-
PIK balance at end of period	$8,030	$1,542	$8,030	$1,542

Note 5. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 204% and 188%, respectively.

The Company’s outstanding debt obligations as of September 30, 2026 were as follows:

	Date Issued/ Amended	Total Aggregate Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (2)	Unused Portion(1)	Final Maturity Date
AOP II Maple Credit Facility	05/19/2026	$500,000	$334,197	$334,197	$334,197	$165,803	07/23/2029
AOP II Jasmine Credit Facility	04/25/2025	550,000	466,398	466,398	466,398	83,602	11/14/2028
Total Debt Obligations		$1,050,000	$800,595	$800,595	$800,595	$249,405
Deferred Financing Costs				(3,430)
Total Debt Obligations, net of Deferred Financing Cost				$797,165

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The fair value of these debt obligations would be categorized as Level 3 under ASC 820 as of September 30, 2026.

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

The following table summarizes the average and maximum debt outstanding, and the interest and debt issuance cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average debt outstanding	$798,263	$653,395	$803,229	$593,046
Maximum amount of debt outstanding	824,595	703,998	854,595	703,998
Weighted average annualized interest cost (1)	5.99%	6.84%	6.01%	7.14%
Annualized amortized debt issuance cost	0.18%	0.22%	0.18%	0.24%
Total annualized interest cost	6.17%	7.06%	6.19%	7.38%

(1)
Includes the stated interest expense and commitment fees on the unused portion of the Facility. Commitment fees for the three and nine months ended September 30, 2026 were $395 and $1,174, respectively. Commitment fees for the three and nine months ended September 30, 2025 were $102 and $391, respectively.

The components of interest expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$11,824	$11,315	$35,405	$29,851
Facility unused fees	395	102	1,174	391
Amortization of debt issuance costs	373	370	1,119	1,015
Total interest expense	$12,592	$11,787	$37,698	$31,257

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

Proceeds from the AOP II Maple Loan and Servicing Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Maple, including the purchase of such assets from the Transferor. The Transferor retains a residual interest in assets contributed to or acquired by AOP II Maple through our ownership of AOP II Maple. The maximum principal amount of the AOP II Maple Loan and Servicing Agreement as of September 30, 2026 is $500 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Maple’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Maple Loan and Servicing Agreement, AOP II Maple is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, amounts drawn under the AOP II Maple Loan and Servicing Agreement will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA, which means (a) during the Revolving Period, (x) prior to the Fifth Amendment Effective Date, 2.10% per annum, and (y) on and after the Fifth Amendment Effective Date, 1.95% per annum, and (b) during the Amortization Period, 2.45% per annum; provided in the case of both clauses (a) and (b) that, at any time during the existence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date, the Applicable Margin shall be increased by an additional 2.00% per annum.

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

Proceeds from the AOP II Jasmine Loan and Security Agreement will be used to finance the origination and acquisition of eligible assets by AOP II Jasmine, including the purchase of such assets from AOP II Origination Holdings (L), LLC (the “Parent”). The Parent retains a residual interest in assets contributed to or acquired by AOP II Jasmine through our ownership of AOP II Jasmine. The maximum principal amount of the AOP II Jasmine Loan and Security Agreement as of September 30, 2026 is $550 million, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of AOP II Jasmine’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.

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

Under the AOP II Jasmine Loan and Security Agreement, AOP II Jasmine is permitted to borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2026, amounts drawn under the AOP II Jasmine Loan and Security Agreement will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate, in each case, plus a margin of 2.00%.

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

As of September 30, 2026, the Company was in compliance with all debt covenants for all outstanding debt obligations.

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

The following table presents the number of Common Shares issued during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares	Amount	Shares	Amount
Proceeds from shares sold	-	$-	4,034,049	$105,000
Total	-	$-	4,034,049	$105,000

The following table presents the number of Common Shares issued during the three months ended September 30, 2025 and the period between January 24, 2025 and September 30, 2025:

	Three Months Ended September 30, 2025		For the period between January 24 and September 30, 2025
	Shares	Amount	Shares	Amount
Proceeds from shares sold	934,579	$25,000	23,467,987	$588,335
Total	934,579	$25,000	23,467,987	$588,335

As of September 30, 2026 and December 31, 2025, the Company had the following capital commitments, pursuant to subscription agreements, and contributions from its shareholders:

	September 30, 2026			December 31, 2025
	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded	Capital Commitments(1)	Funded Capital Commitments	% of Capital Commitments Funded
Common Shares	$800,000	$255,000	32%	$800,000	$150,000	19%

(1)
The investor will be released from any obligation to purchase additional Shares on the earlier of (i) the date that such subscriber’s capital commitment is fully called and (ii) on August 1, 2027, subject to a one-year extension by the investor’s general partner at its sole discretion.

During the nine months ended September 30, 2026, the Company declared the following distribution. The Company did not declare any distributions during the nine months ended September 30, 2025.

			Distributions
Record Date	Declaration Date	Payment Date	Per Share	Amount
9/21/2026	9/21/2026	9/24/2026	$0.85	$27,098
				$27,098

Note 7. Commitments and Contingencies

The Company has various commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had the following unfunded commitments to its portfolio companies:

	September 30, 2026	December 31, 2025
Unfunded revolver obligations and backstop commitments (1)	$101,593	$132,895
Unfunded delayed draw loan commitments (2)	114,000	148,840
Total Unfunded Commitments (3)	$215,593	$281,735

(1)
The unfunded revolver obligations may or may not be funded to the borrowing party in the future. The amounts relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2026 and December 31, 2025, subject to the terms of each loan’s respective credit agreements which includes borrowing covenants that need to be met prior to funding. As of September 30, 2026 and December 31, 2025, the backstop commitment included in the balance was $- and $33,465, respectively.
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

Note 8. Financial Highlights

The following table presents the Company's financial highlights for the nine months ended September 30, 2026 and the period between January 24, 2025 and September 30, 2025:

	Nine Months Ended September 30, 2026	For the period between January 24 and September 30, 2025(2)
Per Share Data*
Net asset value at beginning of period	$25.60	$-
Net investment income (1)	1.69	1.65
Net realized and change in unrealized gains (losses) (1)	(0.36)	0.29
Net increase in net assets resulting from operations	1.33	1.94

Distribution of net investment income	(0.85)	-
Net increase (decrease) in net assets relating to capital share transactions (6)	(0.01)	24.99
Net asset value at end of period	$26.07	$26.94

Total return (3)	5.14%	7.75%
Shares outstanding at end of period	32,067,124	23,467,987
Weighted average shares outstanding (1)	30,377,466	22,604,721

Ratio/Supplemental Data
Net assets at end of period (in thousands)	$835,871	$632,179
Annualized ratio of total expenses to average net assets (4)	8.43%	12.79%
Annualized ratio of net investment income to average net assets (4)	8.56%	11.80%
Portfolio turnover rate	12.18%	9.10%
Asset coverage per unit (5)	$2,044	$1,924

* Totals may not foot due to rounding.

(1)
Financial highlights are based on the activity and weighted average number of shares outstanding for the period presented.
(2)
Amounts have been derived based on the activity and the weighted average number of shares outstanding started on January 24, 2025.
(3)
Total return is calculated as the change in NAV per share plus distributions per share, if any, divided by the beginning NAV per share. For the period between January 24, 2025 and September 30, 2025, beginning NAV per share, for purposes of this calculation, is equal to the net offering price in effect at the commencement of investment operations. Total return is not annualized.
(4)
For the nine months ended September 30, 2026 and the period between January 24, 2025 and September 30, 2025, amounts are annualized except for organizational costs.
(5)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by one thousand to determine the asset coverage per unit. As of September 30, 2026 and 2025, the Company's asset coverage was 204% and 192%, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Apollo Origination II (Levered) Capital Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Apollo Origination II (Levered) Capital Trust and subsidiaries (the "Company") as of September 30, 2026, the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, the financial highlights for the nine-month period ended September 30, 2026 and for the period from January 24, 2025 through September 30, 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 10, 2026

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report. Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition. The nine months ended September 30, 2026 represents the period from January 1, 2026 to September 30, 2026. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

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

Portfolio and Investment Activity

Our portfolio and investment activity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Investments made in portfolio companies	$45,129	$177,229	$287,874	$1,362,240
Investments sold	(83,356)	(77,772)	(188,614)	(101,932)
Net investment activity	$(38,227)	$99,457	$99,260	$1,260,308

Portfolio companies, at beginning of period	68	45	57	-
Number of investments in new portfolio companies	1	7	12	53
Number of exited companies	(7)	(3)	(7)	(4)
Portfolio companies at end of period	62	49	62	49

Number of investments in existing portfolio companies	22	15	32	49

* Totals may not foot due to rounding.

Our portfolio composition and weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Portfolio composition, at fair value(2):
First Lien Secured Debt	99.6%	100.0%
Unsecured debt and other	0.4%	0.0%
Weighted average yields, at amortized cost (1)(2):
First lien secured debt	9.1%	9.0%
Unsecured debt and other	0.0%	0.0%
Total portfolio	9.1%	9.0%
Interest rate type, at fair value:
Fixed rate amount (in thousands)	$107,838	$52,486
Floating rate amount (in thousands)	$1,473,410	$1,439,318
Fixed rate, as percentage of total	6.8%	3.5%
Floating rate, as percentage of total	93.2%	96.5%
Interest rate type, at amortized cost:
Fixed rate amount (in thousands)	$117,093	$50,290
Floating rate amount (in thousands)	$1,476,596	$1,437,593
Fixed rate, as percentage of total	7.3%	3.4%
Floating rate, as percentage of total	92.7%	96.6%

(1)
An investor’s yield may be lower than the portfolio yield due to other expenses.
(2)
Certain prior period information has been reclassified to conform to the current period presentation.

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Total Investment Income	$35,088	$29,301	$101,852	$78,760
Total Expenses	(17,113)	(16,094)	(50,533)	(41,490)
Net Investment Income (loss)	17,975	13,207	51,319	37,270
Net realized gains (losses)	(1,120)	(179)	1,440	1,190
Net change in unrealized gains (losses)	4,416	5,733	(12,396)	5,470
Net realized and change in unrealized gains (losses)	$3,296	$5,554	$(10,956)	$6,660
Net increase (decrease) in net assets resulting from operations	$21,271	$18,761	$40,363	$43,930

* Totals may not foot due to rounding.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchase of investments, interest income from originations, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Interest income	$32,281	$27,865	$94,078	$75,185
PIK interest income	2,274	917	5,737	1,721
Dividend income	416	285	1,243	672
Other income	117	234	794	1,182
Total investment income	$35,088	$29,301	$101,852	$78,760

* Totals may not foot due to rounding.

For the three months ended September 30, 2026, total investment income increased to $35,088 from $29,301 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,587,325 as of September 30, 2026 and $1,268,508 at September 30, 2025. For the three months ended September 30, 2026 and 2025, PIK income represented 6.5% and 3.1% of total investment income, respectively.

For the nine months ended September 30, 2026, total investment income increased to $101,852 from $78,760 for the same period in the prior year, primarily driven by interest income from originations. The size of our investment portfolio at fair value was $1,587,325 as of September 30, 2026 and $1,268,508 at September 30, 2025. For the nine months ended September 30, 2026 and 2025, PIK income represented 5.6% and 2.2% of total investment income, respectively. Additionally, our weighted average yield on debt increased to 9.1% as of September 30, 2026 from 8.7% for the same period in the prior year.

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

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Management fees	$1,499	$1,135	$4,141	$2,965
Performance-based incentive fees	1,997	2,085	5,702	4,881
Interest and other debt expenses	12,592	11,787	37,698	31,257
Administration fees	188	182	544	492
Trustee fees	39	40	118	108
Other general and administrative expenses	798	735	2,330	1,552
Organizational fees	-	130	-	235
Total expenses	$17,113	$16,094	$50,533	$41,490

* Totals may not foot due to rounding.

For the three months ended September 30, 2026 and 2025, net expenses were $17.1 million and $16.1 million, respectively. For the nine months ended September 30, 2026 and 2025, net expenses were $50.5 million and $41.5 million, respectively. The increase in expenses compared to the prior period was primarily attributable to management fees and interest and other debt expenses. The increase in management fees was primarily driven by an increase in average net assets, while interest and other debt expenses increased primarily due to increased borrowings outstanding.

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

Net Realized Gain (Loss)

Net realized gains (losses) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$(250)	$(180)	$1,623	$1,208
Foreign currency transactions	(870)	1	(183)	(18)
Net realized gains (losses)	$(1,120)	$(179)	$1,440	$1,190

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2026, we generated total net realized gains (losses) of $(1,120) and $1,440, respectively, driven by net realized gains (losses) of $(250) and $1,623, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments, and net realized (losses) of $(870) and $(183), respectively, for the three and nine months ended September 30, 2026, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

For the three and nine months ended September 30, 2025, we generated total net realized gains (losses) of $(179) and $1,190, respectively, driven by net realized gains (losses) of $(180) and $1,208, respectively, from non-controlled/non-affiliated investments due to full or partial sales and/or restructuring and repayments of debt investments. Net realized gains (losses) on non-controlled/non-affiliated investments were partially offset by net realized gain (losses) of $1 and $(18), respectively, for the three and nine months ended September 30, 2025, from foreign currency transactions, as a result of fluctuations primarily in the Canadian Dollar and Japanese Yen exchange rates.

Net Unrealized Gain (Loss)

Net unrealized gains (losses) for the three and nine months ended September 30, 2026 and 2025 were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)*	2026	2025	2026	2025
Non-controlled/non-affiliated investments	$2,108	$5,753	$(14,726)	$5,448
Foreign currency translations	2,308	(20)	2,330	22
Net unrealized gains (losses)	$4,416	$5,733	$(12,396)	$5,470

* Totals may not foot due to rounding.

For the three and nine months ended September 30, 2026, we recognized gross unrealized gains of $6,502 and $14,637, respectively, and gross unrealized (losses) of $(2,086) and $(27,033), respectively, resulting in net change in unrealized gains (losses) of $4,416 and $(12,396), respectively. The fair value of our debt investments as a percentage of principal as of September 30, 2026 was 95.7%.

For the three and nine months ended September 30, 2025, we recognized gross unrealized gains of $5,986 and $7,887, respectively, and gross unrealized (losses) of $(253) and $(2,417), respectively, resulting in net change in unrealized gains of $5,733 and $5,470, respectively. The fair value of our debt investments as a percentage of principal as of September 30, 2025 was 100%.

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

Debt

See Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for information on the Company’s debt.

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$334,197	$-	$334,197	$-	$-
AOP II Jasmine Credit Facility	466,398	-	466,398	-	-
Total Debt Obligations	$800,595	$-	$800,595	$-	$-

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
AOP II Maple Credit Facility	$325,900	$-	$-	$325,900	$-
AOP II Jasmine Credit Facility	489,898	-	489,898	-	-
Total Debt Obligations	$815,798	$-	$489,898	$325,900	$-

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

PIK Income

For the three and nine months ended September 30, 2026, PIK income totaled $2,274 and $5,737, respectively, on total investment income of $35,088 and $101,852, respectively. For the three and nine months ended September 30, 2025, PIK income totaled $917 and $1,721, respectively, on total investment income of $29,301 and $78,760, respectively. In order to maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders annually in the form of distributions, even though the Company has not yet collected the cash. See Note 4 to our consolidated financial statements in this Quarterly Report on Form 10-Q for more information on the Company’s PIK income.

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

Investments are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. During the nine months ended September 30, 2026, the Adviser changed the valuation technique used to measure the fair value of certain debt investments from a discounted cash flow methodology to an asset recoverability methodology. The Adviser made this change in response to underperformance, elevated leverage, liquidity constraints, and the anticipated restructuring of the issuers’ capital structures. There were no other significant changes to the Company’s valuation techniques or the related inputs considered in the valuation process. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant:

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value most of our portfolio investments at fair value as determined in good faith by our Adviser, subject to the oversight of the Board. With respect to investments for which market quotations are not readily available, the Adviser typically utilizes independent third party valuation firms to assist us in determining fair value of such investments in good faith, based on procedures adopted by and subject to the oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 4 to our financial statements for the nine months ended September 30, 2026 for more information relating to our investment valuation.

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

As of September 30, 2026, 92.7% of our debt portfolio investments bore interest at variable rates, which generally are SOFR based (or based on an equivalent applicable currency rate) and typically have durations of one to nine months after which they reset to current market interest rates, and many of which are subject to certain floors. The AOP II Maple Credit Facility will bear interest at Term SOFR, Term CORRA, Daily Simple SONIA, EURIBOR, the BBSY Rate or TONA and the AOP II Jasmine Credit Facility will bear interest at the Term SOFR Rate, Daily Simple SONIA, EURIBOR or the AUD Screen Rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for variable rate instruments) to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
(in millions)
Up 200 basis points	$27.9	$0.9
Up 150 basis points	20.9	0.7
Up 100 basis points	13.9	0.4
Up 50 basis points	7.0	0.2
Down 50 basis points	(7.0)	(0.2)
Down 100 basis points	(13.9)	(0.4)
Down 150 basis points	(20.9)	(0.7)
Down 200 basis points	(27.9)	(0.9)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

There may be conflicts of interest in the Valuation Process.

The Adviser and its affiliates may have economic interests that are affected by the asset-level pricing it produces, including interests arising from management fees calculated on the basis of NAV, performance-based compensation and other fee arrangements, which are based upon valuations that take into account income or gains that have been accrued but not received in cash, including but not limited to market discounts, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, in addition to amounts related to unrealized capital appreciation. In the event that a borrower defaults or an investment otherwise decreases in value, such unrealized amounts may never become realized. The Adviser is not obligated to reimburse the Company for any part of fees received that were based on unrealized gains that never materialized, which could result in higher fees than if such fees were based solely on realized gains. These interests may create an incentive for the Adviser to produce valuation information that differs from what an independent third party might determine. The Adviser has implemented internal valuation governance procedures, including oversight by a valuation committee, intended to mitigate these conflicts; however, there can be no assurance that such procedures will eliminate conflicts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

APOLLO ORIGINATION II (LEVERED) CAPITAL TRUST

Date: November 10, 2026	By:	/s/ Earl Hunt
Name: Earl Hunt
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ John Rhee
Name: John Rhee
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)